Form 10-K
period 1993-12-31
CBS INC
filed 1994-03-14
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C.  20549

                                         FORM 10-K


                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1993    Commission File No. 1-2931

                                            OR

                 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                            THE SECURITIES EXCHANGE ACT OF 1934

                                         CBS INC.

A NEW YORK CORPORATION                        I.R.S. EMPLOYER NO. 13-0590730

                           51 West 52 Street, New York, NY 10019
                              Telephone Number (212) 975-4321

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
      Title of each class                              on which registered
      ___________________                             _______________________

  Common stock, $2.50 par value                       New York Stock Exchange
                                                      Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  YES  X        NO     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1994 was $3,827,716,813.

As of February 28, 1994 there were 15,491,633 shares of common stock outstanding.

                            DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Shareholders to be held May 11, 1994 (Part III).
                                          PART I

Item 1.   Business.

      The registrant, CBS Inc. ("CBS")*, conducts its domestic and international operations either directly or through subsidiaries and joint ventures.

      The operations of CBS are carried out primarily by the CBS/Broadcast Group. Other activities of CBS include various activities not directly associated with the Group, i.e., The CBS/FOX Company, Radford Studio Center Inc. and other non-material miscellaneous activities.

CBS/Broadcast Group

      The CBS/Broadcast Group, through the CBS Television Network, distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming and feature films to 206 independently owned affiliated stations and the seven CBS owned and operated television stations, which in the aggregate serve the 50 states and the District of Columbia, and to certain overseas affiliated stations. The CBS Operations and Administration Division operates the technical facilities used to produce and distribute programs of the CBS News, Sports and Entertainment Divisions. This division is also responsible for providing facilities management, personnel services, management information systems and administrative support services to CBS, including the CBS/Broadcast Group, and to unaffiliated companies for a fee. The CBS/Broadcast Group consists of eight divisions, whose operations are briefly described below:

      The CBS Entertainment Division produces and otherwise acquires entertainment series and other programs, and acquires feature films, for distribution by the CBS Television Network for broadcast.

      The CBS Marketing Division is responsible for sales of advertising time for CBS Television Network broadcasts and related marketing research, merchandising and sales promotion activities.

      The CBS Enterprises Division, operating primarily through the CBS Broadcast International and CBS Video units, is responsible for the worldwide distribution of CBS-owned news and public affairs broadcasts, sports and entertainment programming and feature films to broadcast and other media (including cable, airlines and home video, in the latter case through The CBS/Fox Company) and the acquisition of broadcast and non-broadcast rights in independently produced programs where permitted by law.

      The CBS Affiliate Relations Division is responsible for the full range of ongoing activities and mutual concerns between the CBS Television
Network and the 206 independently owned affiliated stations.

      The CBS News Division operates a worldwide news organization which produces regularly scheduled news and public affairs broadcasts and special reports for the CBS Television and Radio Networks. This division also produces certain news-
_______________
* Except as the context otherwise requires, references to CBS in this Annual Report mean CBS Inc. and include its subsidiaries.

oriented programming for broadcast in the early morning daypart and in designated hours during prime time.

      The CBS Sports Division produces and otherwise acquires sports programs for distribution by the CBS Television Network for broadcast.

      The CBS Television Stations Division operates and serves as sales representative for the seven CBS owned television stations (serving New York, Chicago, Los Angeles, Philadelphia, Minneapolis-St. Paul (which includes two satellite stations), Green Bay-Appleton (which includes a satellite station) and Miami). The division also owns and operates Midwest Sports Channel, a supplier of regional sports programming to cable subscribers in Minnesota, North Dakota, South Dakota, northern Iowa and western Wisconsin, and Teleport Minnesota, which provides programming and technical services to cable operators in the upper Midwest and operates a service enabling broadcast companies and other clients to transmit video signals into and out of Minnesota.

      The CBS Radio Division operates the eight CBS owned AM radio stations (serving New York, Chicago, Detroit, Los Angeles, Philadelphia, Minneapolis-St. Paul, St. Louis and San Francisco) and 13 CBS owned FM radio stations (serving the same cities named above, as well as Boston, Dallas/Fort Worth (two stations), Houston and Washington, D.C.); serves as broadcast sales representative for the CBS owned radio stations, 14 independently owned AM and 24 independently owned FM radio stations; and operates the CBS Radio Networks, which serve approximately 585 affiliated stations nationwide.

Other Activities

      The CBS/FOX Company is a partnership in which CBS and a wholly-owned subsidiary of Twentieth Century-Fox Film Corporation ("Fox") each own a 50% interest. This partnership is engaged in the acquisition from unrelated third parties of the videocassette rights to feature films and other, non-theatrical product, and provides marketing activities relating to the videocassette distribution (by a subsidiary of Fox) of products produced by CBS and the partnership. It also engages in selling activities to specialized accounts of product of CBS and the partnership. The related partnership agreement expires February 28, 1997.

      Radford Studio Center Inc., a wholly owned subsidiary of CBS ("Radford"), owns and operates television and film production facilities at its Studio Center facility in Studio City, California. CBS, through Radford, became the sole owner of the Studio Center business and facilities in March 1992 when it acquired the 50 percent partnership interest of MTM Studios, Ltd. in The CBS/MTM Company.

                               Industry Segment Information

      Since January 1988, CBS has operated predominantly in a single industry
- -- broadcasting.  Accordingly, there is no requirement for segment reporting.

                                        Competition

      The CBS Television Network and CBS owned television stations compete for audiences with other television networks and television stations, as well as with other video media, including cable television, multipoint distribution services, low power television stations, satellite television services and video cassettes. In the sale of advertising, the CBS
Television Network competes with other networks, television stations, cable television programmers, and other advertising media. The CBS owned television stations compete for advertising with other television stations and cable television systems, as well as with newspapers, magazines and billboards. The CBS Television Network and CBS owned television stations also compete with other video media for distribution rights to television programming. The CBS owned television stations compete primarily in their individual markets.

        In addition to competing television broadcast stations, cable television systems and program services represent a significant source of competition for audiences, advertising and program rights to CBS. In individual markets, cable systems provide competition by offering audiences additional signals and by supplying a broad array of advertiser- and subscription-supported video programming not available on conventional stations.

        Current and future technological developments may affect competition within the television field. Developments in advanced digital technology may enable competitors to provide "high definition" pictures and sound qualitatively superior to what television stations now provide. Development of the technology to compress digital signals may also permit the same broadcast or cable channel or satellite transponder to carry multiple video and data services, and could result in an expanded field of competing services. CBS cannot predict when and to what extent digital technology will be implemented in the various television services, and whether and how television stations will be able to make use of the improvements inherent in it. The Federal Communications Commission (FCC) has initiated proceedings having the ultimate goal of adopting a standard for the use of advanced digital technology in terrestrial television broadcast service.

        Recent statutory, judicial and regulatory actions may also affect competition. The Cable Consumer Protection and Competition Act of 1992 ("1992 Cable Act") for the first time required cable systems to obtain broadcast stations' consent to retransmit the stations' signals, thereby providing television stations the opportunity to negotiate a fee or other compensation for such retransmission. (In September 1993 CBS granted cable systems carrying the signals of its owned television stations consent to continue to carry those signals, without compensation, until October 6, 1994.) As an alternative, the Cable Act allowed television stations to require cable systems to carry their signals within their television markets without compensation. The cable industry has brought legal challenges to the latter provisions of the 1992
Cable Act (commonly referred to as the "must carry" provisions), and a split lower court decision upholding them has been appealed to the United States Supreme Court, which is expected to render its decision by the end of June 1994.

        Telephone companies represent another source of potential competition in the television field through their efforts to provide both video services and data transmission services directly to their subscribers' homes. While the Cable Communications Policy Act of 1984 ("1984 Cable Act") prohibits regional Bell operating companies ("RBOCs") from providing video programming directly to subscribers' homes, several recent developments may affect competition. In 1992, the FCC permitted telephone companies, without the necessity of obtaining a municipal cable franchise, to offer "video dialtone" distribution services to programmers on a common carrier basis. In 1993, a federal district court in Virginia ruled that the 1984 Cable Act's prohibition on telephone companies' provision of video programming to subscribers is unconstitutional as applied to the Bell Atlantic Corporation. Other RBOCs have sought similar rulings, and the Bell Atlantic ruling is on appeal. Currently, there are a number of legislative proposals that would provide a regulatory framework for telephone company entry into the cable television business and into the provision of future broadband video services in the companies' service areas.

        Network regulations may also affect competition. In 1991, the FCC modified its Financial Interest and Syndication ("Fin/Syn") rules, which had limited the ability of television networks to acquire any financial interest or syndication rights in television programs and prohibited the networks from themselves syndicating television programs. CBS and other television networks appealed this decision to the United States Court of Appeals for the Seventh Circuit, contending that the rules should have been eliminated rather than modified. The Court affirmed the FCC's decision to abrogate the pre-existing rules, but vacated the FCC's modification of those rules as arbitrary and capricious and remanded the matter to the FCC. In April 1993, the FCC announced new rules which eliminate all restrictions on network acquisition of financial interests and syndication rights in network programming and retain most restrictions on syndication by the networks themselves. Petitions to review the new rules are before the Seventh Circuit Court of Appeals.

        The television network operations of CBS and other television networks are subject to consent decrees entered by the United States District Court for the Central District of California in 1980. In November 1993, the court modified the consent decrees to eliminate restrictions parallel to the FCC's old Fin/Syn rules, thereby permitting the networks to act to the extent permitted by the FCC's 1993 rules. The FCC has provided that all its Fin/Syn restrictions are to "sunset" two years from the date of the November 1993 modification of the consent decrees. It has also determined that it will review the rules six months before they expire and that the burden of proof in this review will rest on those favoring retention of the rules.

        The CBS Radio Network and CBS's owned radio stations compete with other radio networks, independent radio stations, suppliers of radio programming, and other advertising media. Competition with CBS's owned radio stations occurs primarily in their individual market areas, although on occasion stations outside a market place signals within that area. While such outside stations may obtain an audience share, they generally do not obtain any significant share of the advertising within the market.

        Developments in radio technology could affect competition in the radio field. New radio technology, known as "digital audio broadcasting" (DAB), can provide sound of the quality of compact discs, which is significantly higher than that now provided by radio networks and stations using analog technology. CBS, among others, is actively involved in the study and development of this digital technology, but cannot predict when and to what extent existing radio networks and stations will be in a position to utilize it. The FCC has initiated proceedings to consider the development and implementation of DAB services. The FCC is also currently considering an application to establish a nationwide, satellite-delivered DAB service, which, if approved, could constitute an additional source of competition to conventional radio stations and networks.

        CBS cannot predict the effect on its business or earnings of possible future competitive, economic, technological, international or industrial changes. Nor can CBS generally predict the outcome of administrative and judicial procedures or whether new legislation may be enacted or new regulations adopted that might bear on the broadcast industry or affect CBS's business.

                          Material Licenses and Federal Regulation

      Except as indicated below, all of CBS's television and radio stations operate under currently effective licenses from the Federal Communications Commission ("FCC"), which is empowered by the Communications Act of 1934, as amended, to, inter alia, license and regulate television and radio broadcasting stations. The FCC has authority to grant or renew broadcast licenses for a maximum term of five years for television and seven years for radio if it determines that the "public convenience, interest or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, competing applications seeking a license to broadcast on the same frequency may be filed with the FCC, and are entitled to consideration by the FCC in a hearing to evaluate the comparative merits of the applications. Persons objecting to the license renewal application may also file petitions to deny during this period.

      In Item 1 of CBS's Form 10-K for 1992 (under the caption "Material Licenses and Federal Regulation"), CBS reported that, on August 3, 1992, it had filed with the FCC timely applications to renew the television broadcast licenses for WBBM-TV, Chicago, Illinois; WFRV-TV, Green Bay, Wisconsin; and WJMN-TV, Escanaba, Michigan. The applications to renew such licenses for WFRV-TV and WJMN-TV were granted on November 23, 1993. There is no change in the status of CBS's application to renew the license for WBBM-TV. CBS believes that the station has been operated in accordance with all requirements.

      In Item 1 of Part II of CBS's Form 10-Q for the quarter ended September 30, 1993, CBS reported that, on August 2, 1993, CBS filed with the FCC a timely application to renew the television broadcast license for KCBS-TV, Los Angeles, California. On November 17, 1993, Mark McDermott and Americans for Responsible Media filed with the FCC a petition to deny the KCBS-TV application, to which CBS responded on December 14, 1993. CBS believes that the station has been operated in accordance with all requirements.

      On February 1, 1994 CBS filed with the FCC a timely application to renew the television license for WCBS-TV, New York, New York. The date by which oppositions or competing applications may be filed is May 2, 1994.

      The FCC has adopted rules prohibiting common ownership in the same market of radio and VHF television stations and prohibiting common ownership of stations with certain overlapping signals ("duopoly"). When those rules were adopted, existing commonly owned stations, including the VHF/radio combinations and a television duopoly then owned by CBS, were "grandfathered". In addition, in February 1992, CBS acquired from Midwest Communications, Inc., a VHF television station and AM and FM radio stations in Minneapolis, Minnesota, pursuant to an FCC waiver of its rules relating to VHF/radio combinations. As a result, absent an FCC waiver, a transfer of CBS licenses to a third party or a change in control of CBS could result in the loss of the license of either the television station or the radio stations in New York, Philadelphia, Chicago, Los Angeles and Minneapolis, and (as a result of overlapping television signals) the television station in either New York or Philadelphia. Under the FCC's waiver policy, however, the FCC will generally look favorably on waiver applications relating to radio-television station combinations in the top 25 television markets where there would be at least
30 separately owned broadcast stations after the proposed combination.

                                           Employees

      As of December 31, 1993, CBS had approximately 6,500 full-time employees.

                  Executive Officers of the Registrant (as of March 1, 1994)

                                                     Date of Commencement
                                                         of Service as
                                                       Executive Officer
                                                      in Present Position;
                                                     Other Positions Since
   Name            Age    Present Positions            January 1, 1989
   ____            ___    _________________          ______________________
Laurence A. Tisch  71  Chairman of the Board,    December 12, 1990; President
                       President and Chief Exe- and Chief Executive Officer cutive Officer, CBS Inc. since January 1987; Chairman of the Board and Co-chief
                                                 Executive Officer, Loews
                                                 Corporation (Chief Executive
                                                 Officer from August 1986 to
                                                 February 1988 and a Director
                                                 since 1959) (insurance,
                                                 tobacco products, hotels,
                                                 watches)

Edward Grebow      44  Senior Vice President,    February 8, 1988; executive
                       Administration, CBS Inc.  in charge of CBS Operations
                                                 and Administration Division
                                                 since June 1988

Ellen Oran Kaden   42  Senior Vice President,    October 13, 1993; Vice
                       General Counsel and       President, General Counsel
                       Secretary, CBS Inc.       and Secretary, from July
                                                 1991 to October 1993; Vice
                                                 President, Deputy General
                                                 Counsel and Secretary
                                                 (Acting General Counsel),
                                                 from May to July 1991;
                                                 Deputy General Counsel, from
                                                 April 1989 to July 1991;
                                                 Associate General Counsel,
                                                 from September 1986 to April
                                                 1989

Peter W. Keegan    49  Senior Vice President,    March 9, 1988
                       Finance, CBS Inc.

Howard Stringer    52  Vice President, CBS Inc.; August 1, 1988
                       President, CBS/Broadcast
                       Group

Peter A. Lund      53  Executive Vice President, January 3, 1994; President,
                       CBS/Broadcast Group;      CBS Marketing Division, from
                       President, CBS Television October 9, 1990 to December
                       Network                   1993; President, Multimedia
                                                 Entertainment, from March
                                                 1987 to October 1990

Anthony C. Malara  57  President, CBS Affiliate  May 31, 1988
                       Relations, a Division of
                       CBS Inc.

Eric W. Ober        52  President, CBS News, a    September 1, 1990;
                        Division of CBS Inc.      President, CBS Television
                                                  Stations Division, from
                                                  March 1987 to August 1990

Neal H. Pilson      53  President, CBS Sports,    December 15, 1986
                        a Division of CBS Inc.

Johnathan Rodgers   48  President, CBS Television September 1, 1990; Vice
                        Stations, a Division of   President and General
                        CBS Inc.                  Manager, WBBM-TV, from March
                                                  1986 to August 1990

Jeffrey F. Sagansky 42  President, CBS            January 1, 1990; President,
                        Entertainment, a          Tri-Star Pictures Inc.,
                        Division of               from March to December
                        CBS Inc.                  1989; President,
                                                  Production, Tri-Star
                                                  Pictures Inc., from
                                                  February 1985 to March
                                                  1989

James A. Warner     40  President, CBS            December 4, 1989; Vice
                        Enterprises, a Division   President, HBO Enterprises,
                        of CBS Inc.               Home Box Office, Inc., from
                                                  April 1986 to November 1989

Nancy C. Widmann    51  President, CBS Radio, a   August 1, 1988
                        Division of CBS Inc.

Item 2.     Properties.

        The principal executive offices of CBS are located in its headquarters building at 51 West 52 Street, New York, NY 10019.

        Major CBS television and/or radio facilities are located at the CBS Broadcast Center at 524 West 57 Street, New York, NY and the headquarters building in New York, NY; CBS Television City and Columbia Square in Los Angeles, CA; and in Chicago, IL; Philadelphia, PA; St. Louis, MO; Boston, MA; San Francisco, CA; a suburb of Washington, D.C.; Miami, FL; Detroit, MI; St. Petersburg, FL; Dallas/Fort Worth and Houston, TX; Minneapolis, MN; and Green Bay, WI.

        Of the foregoing real estate properties, all are owned by CBS except as described below:

        CBS Radio Division occupies radio studios and offices in St. Louis, MO (leases expire December 31, 2002); Boston, MA (lease expires December 31,
2006); San Francisco, CA (lease expires December 31, 1995); Dallas, TX (lease expires December 31, 1996); Houston, TX (lease expires March 25, 1994); Detroit, MI (lease expires April 30, 1998); and Minneapolis, MN
(month-to-month).

        Radford owns and operates a television and film production facility lot in Studio City, CA which includes 17 sound stages. Some of these facilities are made available to the CBS Entertainment Division, and the balance is leased to third parties.

        CBS owns and leases other domestic real properties (including transmitter sites), and leases foreign real properties, used in connection with its business activities.

        In October 1993, CBS and the City of New York consummated a previously-announced agreement whereby, for a 15-year period, CBS agreed to maintain current principal operations and specified levels of employment in New York City, and in consideration thereof the City of New York granted to CBS annual tax abatements, investment incentives, and certain other concessions. Over such period, the abatements and concessions are expected to aggregate approximately $48.5 million, and will reduce CBS's annual operating costs accordingly. Included among a series of interrelated transactions among CBS, the City and certain of its administrative units, and the New York State
Power Authority, was CBS's conveyance of fee title to its Broadcast Center properties, located on West 57th Street in Manhattan, to the New York City Industrial Development Agency for a period of 15 years with a lease of those properties back to CBS. Such conveyance is expressly subject to CBS's retaining a reversionary interest in the properties, so that title in fee will revert to CBS at the end of the 15-year term, or prior thereto in the event of the occurrence of certain contingencies.

        Also, on March 15, 1993, CBS acquired the Ed Sullivan Theater and an adjacent 13-story office building in New York City. The Ed Sullivan Theater has been designated a landmark theater by the New York City Landmark Preservation Commission. CBS has renovated the theater for use as a television production facility, and the Landmark Commission has granted its approval of the renovation. The Ed Sullivan Theater currently serves as the home of the LATE SHOW with DAVID LETTERMAN, which commenced broadcasting on the CBS Television Network in August, 1993.

Item 3.     Legal Proceedings.

        There are no active pending legal proceedings to which CBS is a party, or to which any of its property is subject, other than (a) routine litigation incidental to the business, and (b) proceedings before the FCC with respect to the renewal of certain radio broadcast and television broadcast licenses reported in Item 1 under the caption "Material Licenses and Federal Regulation". In addition, various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted.

Item 4.  Submission of Matters to a Vote of Security Holders.

        Inapplicable.
                                            PART II

Item 5.     Market for the Registrant's Common Equity and Related Stockholder
            Matters.

        Incorporated herein by this reference and made a part of this Item 5 are the materials included under the captions "Stock Data" and "Dividends" at page 41 of Item 8 of this Report. There were approximately 11,584 holders of CBS common stock as of February 28, 1994.

        In May 1993, CBS converted $389.6 million of its outstanding 5% Convertible Subordinated Debentures Due 2002 for 1,947,975 shares of its common stock, issued from its treasury shares. The remaining Debentures of $.9 million were redeemed.

        In November 1993, CBS issued $100,000,000 of 7-1/8% Senior Notes that are due on November 1, 2023 and may not be redeemed prior to maturity. The net proceeds from the sale of those debt securities were used to fund the cost of implementing a related transaction with the New York City Industrial Development Agency, referred to in Item 2 of this Report.

Item 6.  Selected Financial Data.

        Incorporated herein by this reference and made a part of this Item 6 is the information set forth for the years 1989 through 1993 in Item 7 of this Report under the captions or opposite the line items and at the pages identified below:

            "Management's Financial Commentary":

                  "Net sales", page 16;

                  "Income (loss) from continuing operations", page 16;

                  "Per share of common stock:  Continuing operations", page 16;

                  "Dividends per common share", page 16;

                  "Long-term debt" and "Preference stock subject to redemption", page 20; and

                  "Total assets", page 20.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Incorporated herein by this reference and made a part of this Item 7 are the materials included under the caption "Management's Financial Commentary" at pages 15 through 20 of this Report.

Item 8.  Financial Statements and Supplementary Data.

        Incorporated herein by this reference and made a part of this Item 8 are the Consolidated Statements of Income, Retained Earnings, Additional Paid-In Capital and Cash Flows for the years ended December 31, 1993, 1992, and 1991; the Consolidated Balance Sheets as of December 31, 1993, 1992, and 1991; the Notes to Consolidated Financial Statements; the Report of Independent Certified Public Accountants thereon; the material set forth under "Quarterly Results of Operations (Unaudited)"; and the material set forth under "Shareholder Reference Information"; all of which are set forth at pages 21 through 41 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Inapplicable.
                                           PART III

Item 10.    Directors and Executive Officers of the Registrant.

        Incorporated herein by this reference and made a part of this Item 10 are the materials included in CBS's Proxy Statement relating to the 1994
Annual Meeting of Shareholders (the "1994 Proxy Statement") under the captions "Information Concerning the Director-Nominees" and "Board of Directors and Its Committees". Definitive copies of the 1994 Proxy Statement are to be filed with the Commission on or about April 8, 1994.

        See also, "Executive Officers of the Registrant", included in Item 1 hereof pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.  Executive Compensation.

        Incorporated herein by this reference and made a part of this Item 11 are the materials included under the caption "Executive Compensation" and the sub-headings thereunder, as set forth in the 1994 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

        Incorporated herein by this reference and made a part of this Item 12 are the materials included under the caption "Principal Stockholders and Management Ownership of Equity Securities", as set forth in the 1994 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions.

        Incorporated herein by this reference and made a part of this Item 13 are the materials included under the caption "Certain Relationships and Related Transactions", as set forth in the 1994 Proxy Statement.

                                      PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) The Index to Financial Statements and Schedules filed as a part of this Report appears on page 14 and the report and consent of the independent certified public accountants thereon appears on page 22.

            The following compensatory plans and management contracts have been filed (or incorporated by reference) as Exhibits hereunder.

              (i) Compensatory Plans: CBS Additional Compensation Plan, CBS Stock Rights Plan, CBS Pension Plan, CBS Supplemental Executive Retirement Plan, CBS Supplemental Executive Retirement Plan #2, CBS Excess Benefits Plan, CBS Senior Executive Life Insurance Plan, CBS Deferred Compensation Plan, CBS Employee Investment Fund, CBS Retirement Plan for Outside Directors, Restricted Stock Plan for Eligible Directors.

             (ii) Management Contracts: The following executive officers of CBS are the only executive officers of CBS who have employment agreements: Messrs. Stringer, Lund, Ober, Sagansky, Grebow, Warner and Rodgers.

 (b)  No reports on Form 8-K were filed during the fourth quarter of 1993.

 (c)  The Index to Exhibits begins on page 46.

 (d)  Not applicable.

                                          SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 9, 1994                     (Registrant)         CBS Inc.

                                                       Peter W. Keegan
                                          By:________________________________
                                                       Peter W. Keegan
                                               Senior Vice President, Finance

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Laurence A. Tisch                             Henry B. Schacht
_______________________________               _____________________________
Laurence A. Tisch                             Henry B. Schacht, Director
  Chairman of the Board,                        Dated:  March 7, 1994
  President and Chief Executive Officer
  (principal executive officer)
  Dated:  March 9, 1994

Peter W. Keegan                               Edson W. Spencer
________________________________              ______________________________
Peter W. Keegan                               Edson W. Spencer, Director
  Senior Vice President, Finance                Dated:  March 9, 1994
  (principal financial and accounting officer)
  Dated:  March 9, 1994

Michel C. Bergerac                            Franklin A. Thomas
________________________________              ______________________________
Michel C. Bergerac, Director                  Franklin A. Thomas, Director
  Dated:  March 9, 1994                         Dated:  March 9, 1994

Harold Brown                                  Preston R. Tisch
________________________________              _____________________________
Harold Brown, Director                        Preston R. Tisch, Director
  Dated:  March 9, 1994                         Dated:  March 9, 1994

Ellen V. Futter                               James D. Wolfensohn
________________________________              _____________________________
Ellen V. Futter, Director                     James D. Wolfensohn, Director
  Dated:  March 9, 1994                         Dated:  March 9, 1994

Henry A. Kissinger
________________________________
Henry A. Kissinger, Director
  Dated:  March 9, 1994

                          INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                                  PAGE NO.
DESCRIPTION                                                       IN 10-K
___________                                                       _______
   Management's Financial Commentary                                   15

   Consolidated Financial Statements
     Management's Responsibility for Financial Statements              21
     Report and Consent of Independent Certified Public Accountants    22
     Statements of Income                                              23
     Balance Sheets                                                    24
     Statements of Retained Earnings and Additional
       Paid-In Capital                                                 25
     Statements of Cash Flows                                          26
     Notes to Financial Statements                                     27
   Quarterly Results of Operations (unaudited)                         40

   Shareholder Reference Information                                   41

   Schedules
     Schedule I  -  Marketable Securities - Other Investments          42
     Schedule II -  Amounts Receivable from Related Parties and
                    Underwriters, Promoters, and Employees other
                    than Related Parties                               44
     Schedule X  -  Supplementary Income Statement Information         45

            Schedules other than those listed above have been omitted since they are either not required or not applicable.

            Financial statements of 50% or less owned persons, the investments in which are carried on an equity basis, are omitted because such persons are not "significant subsidiaries" within the meaning of Rule 1-02(v) of Regulation S-X.

MANAGEMENT'S FINANCIAL COMMENTARY

In 1993, the Company's operating results improved significantly, reflecting both its ratings strength and higher unit pricing. Earnings in 1993 were also enhanced by several special items as well as by capital gains from the sale of marketable securities. The special items, which are not expected to recur in 1994, included a legal settlement with Viacom International Inc. (Viacom), an insurance settlement for hurricane damage to the Company's television station in Miami, a favorable Federal income tax audit settlement, and deferred tax benefits resulting from new Federal tax law.

     Excluding the effect of the above noted special items and capital gains, the Company anticipates improved operating results in 1994 based on continuing solid audience ratings, improving advertiser demand and active cost control.

     The Company continually updates its evaluations of environmental liabilities and the adequacy of the provisions made in prior years to cover asserted and unasserted environmental claims arising from the operations of its discontinued businesses. (There are no significant environmental claims known to the Company arising from its continuing operations.) In the Company's opinion, any additional liabilities that may result from such claims are not reasonably likely to have a material adverse effect on its consolidated financial position, results of operations, or liquidity.

     The impact of inflation on the Company's financial statements in 1993 was not considered sufficient to warrant the inclusion of any additional current cost disclosures in these statements.

     This Financial Commentary should be read in conjunction with the consolidated financial statements and notes to these financial statements. In addition, although the Commentary's Liquidity and Capital Resources section is based upon the Consolidated Statements of Cash Flows, certain data have been rearranged for purposes of clarification and, therefore, it should be read in conjunction with the Consolidated Statements of Cash Flows.

RESULTS OF OPERATIONS
Income from Continuing Operations and Net Income

The Company's sales in 1993 were essentially the same as in 1992. The Television Network's strong household ratings and better unit prices resulted in increased sales in 1993 from its regularly scheduled programming which largely compensated for the absence of the sales generated from the broadcasts of the Olympic Winter Games and the Super Bowl in 1992. As a result, the Company's operating income improved significantly in 1993 over 1992 from the Television Network's more profitable entertainment and news programs. The Television Stations Division recorded increased sales and profits at all stations except Los Angeles. The Radio Division experienced a significant improvement in earnings, attributable to sales increases at most of its stations and to lower operating costs.
     Also, in 1993, earnings benefited from a legal settlement with Viacom and an insurance settlement for hurricane damage to the Company's television station in Miami (both of which were included in other income, net); capital gains from the sale of marketable securities; a favorable Federal income tax audit settlement; and deferred tax benefits resulting from new Federal tax law-all of which contributed $5.33 to earnings per share.
     The Company's sales and operating income improved significantly in 1992. The Television Network's stronger primetime program schedule, as well as the sales generated by the acquisition of Midwest Communications, Inc. (Midwest) (note 2), contributed to the sales and operating income increases. The sales increases due to the broadcasts of the Olympic Winter Games and the Super Bowl were largely offset by their related costs. In 1991 and 1990, the Company recorded operating losses due mainly to the provisions for losses on its Major League Baseball and National Football League television contracts (note 3).
     Interest income increased slightly in 1993. In 1992 and 1991, it decreased from previous years, largely as a result of the sale of marketable securities to fund the Company's $2 billion repurchase of its common stock in February 1991 (note 12). The decrease in interest expense in 1993 resulted mainly from the conversion of the 5% convertible debt into common stock in 1993 and the refinancing of the 10 7/8% senior notes in 1992. The increase in interest expense in 1992 was due mainly to the issuance of $150.0 million of debt related to the acquisition of Midwest. The decrease in interest expense in 1991 and 1990 was due primarily to the retirement of debt in 1990 and 1989.
     In 1993, the effective income tax expense rate was reduced by deferred tax benefits of $11.2 million resulting from new Federal tax law and by a favorable Federal tax audit settlement for the years 1988-1990 of $23.0 million. The 1992 effective income tax expense rate was reduced by a favorable Federal tax audit settlement of $17.9 million for the years 1985-1987. Income from tax preference securities increased the effective tax benefit rate in 1991 and reduced the effective tax expense rate in 1990.
     The Company recorded additional gains in 1991 and 1990 as a result of the final settlement of all disputed items in arbitration related to the sale of its Records Group in 1988.
     In 1992, the Company adopted certain accounting standards (note 1) that resulted in a one-time charge to net income, shown as cumulative effects of changes in accounting principles.
     The decreases in 1992 and 1991 of the adjusted weighted average shares outstanding were related mainly to the Company's repurchase of 10.5 million shares of its common stock in February 1991. In connection with this repurchase, the Company reduced its quarterly dividend per share in the first quarter of 1991 from $1.10 to $.25. Based on the Company's improved financial condition, it raised its quarterly dividend per share to $.50 in the fourth quarter of 1993.
                                 -16 (Page 1 of 2)-


                                                Year ended December 31
                               1993      1992     1991      1990      1989
                                      (In millions, except per share amounts)

Net sales                    $3,510.1  $3,503.0 $3,035.0  $3,261.2  $2,961.5
Cost of sales                (2,688.8) (2,906.5) (2,938.0)(2,925.6) (2,313.2)
Selling, general and
 administrative expenses       (461.3)   (422.9)  (384.6)   (409.3)   (384.1)
Other income, net                51.2       6.5     16.3      23.9       9.6
Operating income (loss)         411.2     180.1   (271.3)    (49.8)    273.8

Interest income on
  investments, net              110.4     107.6    140.1     210.1     246.7
Interest expense on debt, net   (42.3)    (60.7)   (47.4)    (57.9)    (64.8)
Interest, net                    68.1      46.9     92.7     152.2     181.9

Income (loss) from continuing
  operations before
  income taxes                  479.3     227.0   (178.6)    102.4     455.7
Income tax (expense) benefit   (153.1)    (64.5)    79.9     (10.9)   (158.6)
Income (loss) from continuing
 operations                     326.2     162.5    (98.7)     91.5     297.1
Discontinued operations                             12.9      20.0
Extraordinary items                                            (.7)      (.8)
Cumulative effects of changes
  in accounting principles                (81.5)
Net income (loss)              $326.2     $81.0   $(85.8)   $110.8    $296.3


Per share of common stock:
  Continuing operations        $20.39    $10.51   $(6.11)    $3.55    $11.54
  Discontinued operations                            .79       .78
  Extraordinary items                                         (.03)     (.03)
  Cumulative effects of changes
    in accounting principles              (5.28)
  Net income (loss)            $20.39     $5.23   $(5.32)    $4.30    $11.51


Dividends per common share      $1.25     $1.00    $1.00     $4.40     $4.40


Adjusted weighted average
  shares outstanding             15.5      15.4     16.2      25.7      25.7



                                 -16 (Page 2 of 2)-
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

The Company's liquid assets include its cash and cash equivalents and readily marketable securities held in its short-term and long-term portfolios. In 1993, the increase in liquid assets of $123.8 million was attributable primarily to cash flows from operating activities, gain on sale of marketable securities and the issuance of $100.0 million of debt, partially offset by capital expenditures.
     In 1992, the increase of $46.7 million was due mainly to cash flows from operating activities, partially offset by capital expenditures. The issuance of $150.0 million of debt in 1992 was used to fund major acquisitions. The decrease in liquid assets in 1991 was related principally to the Company's $2 billion repurchase of its common stock (note 12). In 1990, the combination of capital expenditures, retirement of debt and the payment of dividends to shareholders moderately exceeded the Company's cash flows from operating activities. In 1989, the Company retired debt, acquired a television station and two radio stations, and made substantial investments in broadcasting assets. These expenditures more than offset cash flows from operations, after dividend payments, and resulted in negative cash flows.
     The positive cash flows from asset dispositions in the 1985-1988 period and from normal operations have enabled the Company to accumulate a substantial amount of cash and marketable securities while allowing it to repurchase its common stock and make major investments in program rights, broadcasting assets, and television and radio stations.
    Additional details on specific cash flows are provided in subsequent sections of this Commentary.
                                         Year ended December 31
                                1993     1992     1991     1990      1989
                                              (In millions)
Cash flows:
Operating activities           $117.6   $144.2    $97.8    $217.7   $180.7
Investing activities           (163.0)  (374.1) 1,484.3     103.5    203.8
Financing activities             73.4    105.3 (2,033.2)   (198.6)  (192.1)

Net change in cash and
 cash equivalents                28.0   (124.6)  (451.1)    122.6    192.4

Remove net investment in
  marketable securities
  (included above)*              95.8    171.3 (1,456.2)   (147.6)  (404.8)

Cash flows before investment
  in marketable securities**    123.8     46.7 (1,907.3)    (25.0)  (212.4)

Cash and marketable securities
  at beginning of year**        921.6    874.9  2,782.2   2,807.2  3,019.6

Cash and marketable
  securities at end
  of year**                  $1,045.4   $921.6   $874.9  $2,782.2 $2,807.2

 *Includes liabilities for securities sold subject to repurchase agreements
  (note 1).
**Includes cash and cash equivalents and readily marketable securites held in the Company's short-term and long-term portfolios as well as liabilities for securities sold under repurchase agreements.

Cash Flows from Operating Activities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 95, "Statement of Cash Flows," all cash flows not classified as investing or financing activities, and all interest and income taxes including those related to investing and financing activities, are classified as operating activities. In 1993, cash flows from operating activities were lower than in 1992. This was primarily caused by the excess of payments for baseball and football program rights over their related revenues, the rights fee paid for the 1994 Olympic Winter Games, and a higher level of year-end accounts receivable, due to increased sales in the fourth quarter.
     In 1992, cash flows from operating activities increased over the preceding year due to improved operating results. The main reasons for this increase were the sales due to the improved primetime ratings and unit pricing, and the operating cash flows related to the acquisition of Midwest (note 2).
     In 1991, cash flows from operating activities declined from 1990's level, principally as a result of a decline in sales which more than offset cost reductions, and also because of reduced interest income resulting from the sale of marketable securities in February 1991 to fund the Company's $2 billion repurchase of its common stock (note 12).
     Cash flows from operating activities in 1990 rose over 1989's level, despite a signficant reduction in income in 1990, because of lower year-end accounts receivable in 1990 and the absence of 1989's buildup of program rights.
     Interest, net, increased in 1993, mainly because of the conversion of the 5% convertible debt into common stock in 1993 and the refinancing of the 10 7/8% senior notes in 1992. In the preceding two years, interest, net, had declined, due primarily to the issuance of debt in 1992 related to the acquisition of Midwest and to the sale of securities in February 1991 to fund the Company's $2 billion repurchase of its common stock.
     The significant taxes paid in 1993 related primarily to the Company's improved operating results. The small positive cash flows from taxes in 1992 and 1991 were attributable principally to refunds related to prior years, offsetting the current years'tax payments which were small due to tax deductions for timing items. These timing items arose mainly from baseball and football losses (note 3) which were accrued in 1990 and 1991 but which were deducted for tax purposes in 1991, 1992 and 1993.
     From an overall standpoint, the fluctuations in cash flows from operating activities, over the period covered by the table, were due largely to changes in operating income (exclusive of noncash items) and investments in program rights. Additionally, there were period-to-period changes in year-end levels of accounts receivable and various other assets and liabilities, due largely to the timing of transactions.


                                 -18 (Page 1 of 2)-

                                           Year ended December 31
                                   1993     1992      1991    1990     1989
                                                (In millions)


Net income (loss)                 $326.2   $81.0   $(85.8)  $110.8  $296.3

Adjustments:
Depreciation and amortization       71.0    66.7     59.9     58.7    63.6
Gain on sale of marketable
  securities, net                  (39.6)  (28.9)   (38.1)   (12.4)  (10.5)
Cumulative effects of changes
  in accounting principles                  81.5
Gain on discontinued operations                     (21.2)   (33.0)

Changes in assets and liabilities:
Accounts receivable                (37.1)    7.8     (2.7)    32.4   (46.9)
Program rights, net                (26.0)   23.3       .9      8.1  (160.5)
Accounts payable                    (2.3)  (18.1)     4.7     (5.0)    6.6
Accrual on baseball and football
   television contracts           (242.0) (160.0)   233.0    190.0
Recoverable income taxes            88.3    (9.6)    (2.6)   (88.5)   (4.0)
Deferred income taxes              (27.8)   79.4    (61.9)   (26.2)   27.4
Other, net                           6.9    21.1     11.6    (17.2)    8.7

Cash flows from operating
  activities                      $117.6  $144.2    $97.8   $217.7  $180.7

Cash flows from interest and
  income taxes included above:
Interest, net*                     $28.5   $18.0    $54.6   $139.8  $171.4
Income taxes                       (94.2)    2.6      2.4   (143.4) (144.4)


*Excludes gain on sale of marketable securities, which was included in cash flows from investing activities.




                                 -18 (Page 2 of 2)-
Cash Flows from Investing Activities


The cash flows from marketable securities in 1991 were used mainly to fund the Company's $2 billion repurchase of shares of its common stock (note 12). Other changes in net investment in marketable securities were due essentially to the cash requirements of the Company. In addition, the increases and decreases in the sales and purchases of these securities, as presented in the Statements of Cash Flows, reflected activity stimulated by market conditions.

     In 1992, the Company acquired Midwest and the remaining 50 percent interest in television and film production facilities in Los Angeles (note 2). In 1989, it acquired a television station in Miami and two radio stations in Detroit.

     The Company's principal capital expenditures in 1993, as in previous years, were for broadcasting assets. In 1993, they also included the acquisition and renovation of the Ed Sullivan Theater in New York City from which the Late Show with David Letterman is broadcast. In 1989, the Company also acquired satellite capacity for the distribution of Television Network programs to affiliated stations.

     The asset dispositions in 1991 represent the cash receipt of the final settlement of all disputed items in arbitration related to the 1988 sale of the Company's Records Group.

     Interest income on investments, net, excluding gain on sale of marketable securities, was included in operating activities and is presented for informational purposes.





                                 -19 (Page 1 of 4)-
                                        Year ended December 31
                                   1993     1992      1991     1990   1989
                                              (In millions)

Marketable securities:
  Gain on sale                   $  39.6  $  28.9  $   38.1  $ 12.4  $ 10.5
  Net investment                   (95.8)  (171.3)  1,456.2   147.6   404.8
  Cash flows from marketable
    securities*                    (56.2)  (142.4)  1,494.3   160.0   415.3
Major acquisitions**                       (160.2)                   (117.0)
Capital expenditures              (106.8)   (71.5)    (64.2)  (60.4)  (98.7)
Asset dispositions                                     54.2     3.9     4.2

Cash flows from investing
  activities***                  $(163.0) $(374.1) $1,484.3 $ 103.5 $ 203.8

Interest income on investments,
  net (not included above)***    $  70.8   $ 78.7   $ 102.0 $ 197.7 $ 236.2



  *Includes liabilities for securities sold subject to repurchase agreements
   (note 1).
 **The table excludes the noncash items indicated in the footnotes to the
   Statements of Cash Flows.
***Cash flows related to interest (excluding gain on sale of marketable securities) and taxes are included in operating activities in accordance with SFAS No. 95.





                                 -19 (Page 2 of 4)-
Cash Flows from Financing Activities

In 1993, the Company issued $100.0 million of senior notes. The proceeds from the issuance of these debt securities were used to purchase New York City Industrial Development Agency (IDA) bonds, which were issued by the IDA to establish a trust fund to implement the Company's agreement with the IDA. Under this agreement, the Company is required to invest in production facilities and develop new broadcasting and production technologies in New York City in return for certain tax incentives and low-cost energy.

     In 1992, the Company issued $150.0 million of senior notes in connection with the acquisition of Midwest. In addition, it issued $125.0 million of senior notes and $125.0 million of senior debentures to refinance the $263.0
million of 10 7/8% senior notes due 1995.   During the period 1989-1991, the
Company retired debt of $171.5 million.

     In 1991, the Company repurchased 10.5 million shares of its common stock at a cost of approximately $2 billion. In connection with this repurchase of shares, the Company reduced its quarterly dividend per share in the first
quarter of 1991 from $1.10 to $.25.   In the fourth quarter of 1993, based on
its improved financial condition, the Company increased its quarterly dividend per share to $.50.

     Interest expense on debt, net, was included in operating activities and is presented for informational purposes.





                                 -19 (Page 3 of 4)-
                                            Year ended December 31
                                  1993    1992     1991       1990      1989
                                               (In millions)


7 1/8% senior notes due 2023     $100.0
7 5/8% senior notes due 2002            $ 150.0
7 3/4% senior notes due 1999              125.0
8 7/8% senior debentures due 2022         125.0
10 7/8% senior notes due 1995            (263.0)    $(3.0)   $ (7.7) $ (26.7)
11 3/8% notes due 1992                                        (75.6)    (1.0)
14 1/2% notes due 1992                                                 (50.0)
Other debt                          (.9)   (2.5)     (2.5)     (2.3)    (2.7)
Debt issued (retired)*             99.1   134.5      (5.5)    (85.6)   (80.4)
Repurchases of common stock                (3.0) (2,005.1)
Dividends to shareholders         (31.3)  (25.9)    (25.7)   (116.6)  (116.5)
Other, net                          5.6     (.3)      3.1       3.6      4.8
Cash flows from
  financing activities**         $ 73.4  $105.3 $(2,033.2)  $(198.6) $(192.1)

Interest expense on debt, net
  (not included above)**         $(42.3) $(60.7) $  (47.4)  $ (57.9) $ (64.8)






  *The table excludes the noncash items indicated in the footnotes to the
   Statements of Cash Flows.
 **Cash flows related to interest and taxes are included in operating activities in accordance with SFAS No. 95.





                                 -19 (Page 4 of 4)-

Working Capital

In 1993, the increase in working capital was due largely to the decrease in other current liabilities caused by the reversal of accrued losses recorded in prior years related to the baseball and football television contracts (note 3), partially offset by the realization of tax benefits related to these losses. The increase in accounts receivable, due to increased sales in the fourth quarter, and the increase in net program rights, due primarily to the 1994 Olympic Winter Games, contributed to the increase in working capital.

     In 1992, the decrease in working capital was due primarily to the reclassification of certain marketable securities to the Company's long-term portfolio, and to a reclassification from long-term to other current liabilities for the accrued losses related to the baseball and football television contracts.

     The main reason for the decrease in working capital in 1991 related to the Company's cash outlay for its $2 billion common stock repurchase (note 12). In addition, the increase in other current liabilities was due mainly to accrued losses on the baseball and football television contracts.

     In 1990, the primary reason for the increased working capital was the reclassification of marketable securities from long-term to short-term in anticipation of their sale to fund the $2 billion common stock repurchase.




                                 -20 (Page 1 of 4)-

                                              December 31
                               1993     1992     1991      1990       1989
                                             (In millions)
Current assets:
Cash and marketable
   securities*               $ 219.4   $169.0   $272.5  $2,318.8    $755.8
Accounts receivable            454.5    417.4    420.3     417.6     450.0
Program rights                 581.9    447.4    505.5     403.3     353.5
Recoverable income taxes**      28.8    117.1     90.2      87.6
Other                           18.2     20.9     18.2      17.8      19.8
Total current assets         1,302.8  1,171.8  1,306.7   3,245.1   1,579.1


Current liabilities:
Accounts payable                33.4     35.7     48.1      43.4      48.4
Liabilities for talent and
  program rights               317.4    245.5    276.3     236.4     183.9
Debt                              .9     13.0      3.5       3.4       3.3
Other                          312.5    514.4    410.0     251.7     263.1
Total current liabilities      664.2    808.6    737.9     534.9     498.7

Working capital              $ 638.6   $363.2  $ 568.8  $2,710.2  $1,080.4

Ratio of current assets to
   current liabilities        1.96:1   1.45:1   1.77:1    6.07:1    3.17:1





 *Includes cash and cash equivalents and liabilities related to securities sold subject to repurchase agreements (note 1).
**Primarily related to temporary differences attributable to the Major League
  Baseball and National Football League television contracts (note 3).



                                 -20 (Page 2 of 4)-

Capital Structure and Total Assets


In 1993, the Company's total debt as a percentage of total capitalization improved, mainly because of the conversion of $389.6 million of the 5% convertible debentures into common stock, and net income $326.2 million. The percentage remained essentially unchanged in 1992 compared with 1991, due mainly to the higher level of debt largely offset by the increase in shareholders' equity. The percentage rose in 1991, primarily as a result of the Company's repurchase of common stock, which reduced shareholders' equity by $2 billion in 1991.

     The higher level of debt in 1992 was due primarily to the issuance of $150.0 million of senior notes in connection with the acquisition of Midwest (note 2). Also, in 1992, the Company retired its 10 7/8% senior notes due 1995 by refinancing debt with lower interest rates and lengthened maturities.

     The Company believes that, with a substantial amount of highly liquid assets and a low debt-to-total capitalization ratio, it remains fully capable of funding its current operations and sufficiently flexible with respect to the acquisition of additional broadcast properties should suitable opportunities arise.

     The principal changes in total assets over the five-year period were related to the Company's $2 billion common stock repurchase in 1991, the acquisitions of Midwest and television and film production facilities in 1992, and increased investment in marketable securities from the issuance of debt and increased program rights in 1993.





                                 -20 (Page 3 of 4)-


                                               December 31
                              1993      1992      1991       1990      1989
                                             (In millions)


Current debt               $     .9  $   13.0   $    3.5  $    3.4  $    3.3
Long-term debt                590.3     870.0      696.5     712.4     795.5
Total debt                    591.2     883.0      700.0     715.8     798.8
Common stock subject
  to redemption                                               65.2      65.2
Preference stock subject
  to redemption               124.7     124.5      124.4     124.2     124.0
Shareholders' equity        1,138.0     446.8      354.8   2,392.7   2,394.0
Total capitalization       $1,853.9  $1,454.3   $1,179.2  $3,297.9  $3,382.0

Total debt as a percentage
  of total capitalization      31.9%     60.7%      59.4%     21.7%     23.6%




Total assets               $3,418.7  $3,175.0   $2,798.6  $4,691.8  $4,637.9






                                 -20 (Page 4 of 4)-

FINANCIAL STATEMENTS

Management's Responsibility
for Financial Statements

The consolidated financial statements presented on the following pages have been prepared by management in conformity with generally accepted accounting principles. The reliability of the financial information, which includes amounts based on judgment, is the responsibility of management.

The Company uses systems and procedures for handling routine business activities which seek to prevent or detect unauthorized transactions. The Company's internal control system envisages a segregation of duties among the Company's personnel, a wide dissemination to these personnel of the Company's written policies and procedures, the use of formal approval authorities and the selection and training of qualified people. The design of internal control systems involves a balancing of estimated benefits against estimated costs. The system is monitored by an internal audit program. The scope and results of the internal audit function and the adequacy of the system of internal accounting controls are reviewed regularly by the Audit Committee of the Board of Directors.

Management believes that the Company's system provides reasonable assurance that assets are safeguarded against material loss and that the Company's financial records permit the preparation of financial statements that are fairly presented in accordance with generally accepted accounting principles.

            REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                           ____________________

To the Shareholders of CBS Inc.:

We have audited the consolidated financial statements and the financial statement schedules of CBS Inc. and subsidiaries listed in the index on page 14 of this Form 10-K. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBS Inc. and subsidiaries as of December 31, 1993, 1992, and 1991, and the consolidated results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

As discussed in note 1 to the consolidated financial statements, in 1992 the Company changed its method of accounting for postretirement benefits other than pensions, postemployment benefits and income taxes.

                                              COOPERS & LYBRAND
New York, New York
February 9, 1994

            CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
                           ____________________

We consent to the incorporation by reference in the registration statements of CBS Inc. and subsidiaries on Form S-8 (File Nos. 2-87270, 2-58540, and 2-33-2098) and the registration statement of CBS Inc. on Form S-3 (File No. 33-59462) of our report dated February 9, 1994, on our audits of the consolidated financial statements and financial statement schedules of CBS Inc. and subsidiaries as of December 31, 1993 and 1992, and for the years ended December 31, 1993, 1992 and 1991, which report appears above.

                                              COOPERS & LYBRAND

New York, New York
March 9, 1994

CONSOLIDATED STATEMENTS OF INCOME
CBS Inc. and subsidiaries
(Dollars in millions, except per share amounts)

                                                  Year ended December 31
                                                 1993       1992      1991


Net sales. . . . . . . . . . . . . . . . . .  $3,510.1   $3,503.0  $3,035.0

Cost of sales (note 3) . . . . . . . . . . .  (2,688.8)  (2,906.5) (2,938.0)

Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . .    (461.3)    (422.9)   (384.6)

Other income, net (note 4) . . . . . . . . .      51.2        6.5      16.3

Operating income (loss). . . . . . . . . . .     411.2      180.1    (271.3)

Interest income on investments,
  net. . . . . . . . . . . . . . . . . . . .     110.4      107.6     140.1

Interest expense on debt, net. . . . . . . .     (42.3)     (60.7)    (47.4)

Interest, net (note 4) . . . . . . . . . . .      68.1       46.9      92.7

Income (loss) from continuing operations
 before income taxes . . . . . . . . . . . .     479.3      227.0    (178.6)

Income tax (expense) benefit (note 5). . . .    (153.1)     (64.5)     79.9

Income (loss) from continuing operations . .     326.2      162.5     (98.7)

Discontinued operations (note 7) . . . . . .                           12.9

Income (loss) before cumulative effects of
  changes in accounting principles . . . . .     326.2      162.5     (85.8)

Cumulative effects of changes in
  accounting principles (note 1) . . . . . .                (81.5)

Net income (loss). . . . . . . . . . . . . .  $  326.2   $   81.0  $  (85.8)



Per share of common stock (note 6):
 Continuing operations . . . . . . . . . . .  $  20.39   $  10.51  $  (6.11)
 Discontinued operations . . . . . . . . . .                            .79
 Cumulative effects of changes in
    accounting principles (note 1) . . . . .                (5.28)

 Net income (loss) . . . . . . . . . . . . .  $  20.39   $   5.23  $  (5.32)


                            See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
CBS Inc. and subsidiaries
(Dollars in millions, except per share amounts)


ASSETS

                                                            December 31
                                                     1993       1992      1991


Current assets:
Cash and cash equivalents (note 1). . . . . . . . $  173.4  $  145.4  $  270.0
Marketable securities (note 1). . . . . . . . . .    420.7     332.3     215.7
Accounts receivable, less allowance for doubtful
 accounts: 1993, $9.1; 1992, $9.7; 1991, $9.0 . .    454.5     417.4     420.3
Program rights. . . . . . . . . . . . . . . . . .    581.9     447.4     505.5
Recoverable income taxes (note 5) . . . . . . . .     28.8     117.1      90.2
Other . . . . . . . . . . . . . . . . . . . . . .     18.2      20.9      18.2

Total current assets. . . . . . . . . . . . . . .  1,677.5   1,480.5   1,519.9



Marketable securities (note 1). . . . . . . . . .    826.0     752.6     602.4



Property, plant and equipment (note 2):
Land. . . . . . . . . . . . . . . . . . . . . . .     81.4      76.8      32.5
Buildings . . . . . . . . . . . . . . . . . . . .    319.0     297.2     218.0
Machinery and equipment . . . . . . . . . . . . .    556.9     542.0     544.2
Leasehold improvements. . . . . . . . . . . . . .     20.8      21.3      21.4
                                                     978.1     937.3     816.1
Less accumulated depreciation . . . . . . . . . .    459.0     451.9     437.5

Net property, plant and equipment . . . . . . . .    519.1     485.4     378.6



Other assets:
Program rights. . . . . . . . . . . . . . . . . .     90.9     154.1     131.9
Goodwill, less accumulated amortization (note 1):
 1993, $33.0; 1992, $28.0; 1991, $20.4; . . . . .    280.6     283.8     144.6
Other . . . . . . . . . . . . . . . . . . . . . .     24.6      18.6      21.2

Total other assets. . . . . . . . . . . . . . . .    396.1     456.5     297.7

                                                  $3,418.7  $3,175.0  $2,798.6


                                  -24 (Page 1 of 2)-
LIABILITIES AND SHAREHOLDERS' EQUITY
                                                           December 31
                                                    1993     1992     1991

Current liabilities:
Accounts payable . . . . . . . . . . . . . . .    $  33.4 $   35.7 $   48.1
Accrued salaries, wages and benefits . . . . .       72.6     61.4     53.5
Liabilities for talent and program rights. . . 317.4 245.5 276.3 Liabilities for securities sold under
 repurchase agreements (note 1). . . . . . . .      374.7    308.7    213.2
Debt (note 8). . . . . . . . . . . . . . . . .         .9     13.0      3.5
Other (note 3) . . . . . . . . . . . . . . . .      239.9    453.0    356.5

Total current liabilities. . . . . . . . . . .    1,038.9  1,117.3    951.1

Long-term debt (note 8). . . . . . . . . . . .      590.3    870.0    696.5

Other liabilities (notes 3, 9 and 11). . . . .      406.0    467.8    554.3

Deferred income taxes (note 5) . . . . . . . .      120.8    148.6    117.5

Commitments and contingent liabilities
 (notes 10 and 16) . . . . . . . . . . . . . .

Preference stock, Series B, par value $1.00
 per share, subject to redemption (note 14). .      124.7    124.5    124.4

Shareholders' equity (notes 12, 13 and 14):
Common stock, par value $2.50 per share;
 authorized 100,000,000 shares; issued
 24,816,623 shares . . . . . . . . . . . . . .       62.0     61.8     61.8
Additional paid-in capital . . . . . . . . . .      318.6    274.7    277.7
Retained earnings. . . . . . . . . . . . . . .    2,441.9  2,147.2  2,092.3
                                                  2,822.5  2,483.7  2,431.8
Less shares of common stock in treasury,
 at cost:  9,332,916 in 1993; 11,284,669 in 1992;
  11,504,270 in 1991 . . . . . . . . . . . . .    1,684.5  2,036.9  2,077.0

Total shareholders' equity . . . . . . . . . .    1,138.0    446.8    354.8

                                                 $3,418.7 $3,175.0 $2,798.6


                            See notes to consolidated financial statements.


                                   -24 (Page 2 of 2)-
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
AND ADDITIONAL PAID-IN CAPITAL
CBS Inc. and subsidiaries
(Dollars in millions, except per share amounts)


                                                    Year ended December 31
                                                  1993      1992      1991

RETAINED EARNINGS

Balance at beginning of year. . . . . . . .   $2,147.2   $2,092.3  $2,143.9

Net income (loss) . . . . . . . . . . . . .      326.2       81.0     (85.8)
Cash dividends:
 Common stock (per share - 1993, $1.25;
   1992 and 1991, $1.00)  . . . . . . . . .      (18.8)     (13.4)    (13.2)
 Preference stock, Series B
   ($10.00 per share) . . . . . . . . . . .      (12.5)     (12.5)    (12.5)
Accretion of preference stock,
  Series B (note 14). . . . . . . . . . . .        (.2)       (.2)      (.2)
Reclassification of common stock
 subject to redemption (note 13). . . . . .                            60.1

Balance at end of year. . . . . . . . . . .   $2,441.9   $2,147.2  $2,092.3


ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year. . . . . . . .   $  274.7   $  277.7  $  260.9

Exercise of stock options and other items .       12.5        1.8       3.3
Conversion of convertible
  debentures (note 8) . . . . . . . . . . .       31.4                  9.5
Acquisition of Midwest (note 2) . . . . . .                  (4.8)
Reclassification of common stock
 subject to redemption (note 13). . . . . .                             4.0

Balance at end of year. . . . . . . . . . .   $  318.6   $  274.7  $  277.7



                            See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CBS Inc. and subsidiaries
(Dollars in millions)
                                                     Year ended December 31
                                                    1993       1992      1991
Operating activities:
 Net income (loss). . . . . . . . . . . . . . . $  326.2    $   81.0 $  (85.8)
 Adjustments:
   Depreciation and amortization. . . . . . . .     71.0        66.7     59.9
   Gain on sale of marketable securities, net .    (39.6)      (28.9)   (38.1)
   Cumulative effects of changes in
     accounting principles. . . . . . . . . . .                 81.5
   Gain on discontinued operations. . . . . . .                         (21.2)
 Changes in assets and liabilities*:
   Accounts receivable. . . . . . . . . . . . .    (37.1)        7.8     (2.7)
   Program rights, net. . . . . . . . . . . . .    (26.0)       23.3       .9
   Accounts payable . . . . . . . . . . . . . .     (2.3)      (18.1)     4.7
   Accrual on baseball and football
     television contracts . . . . . . . . . . .   (242.0)     (160.0)   233.0
   Recoverable income taxes . . . . . . . . . .     88.3        (9.6)    (2.6)
   Deferred income taxes. . . . . . . . . . . .    (27.8)       79.4    (61.9)
   Other, net . . . . . . . . . . . . . . . . .      6.9        21.1     11.6
                                                   117.6       144.2     97.8
Investing activities**:
 Marketable securities
  Gross sales . . . . . . . . . . . . . . . . .  2,521.3     1,495.0  3,536.4
  Gross purchases . . . . . . . . . . . . . . . (2,643.5)   (1,732.9)(1,975.3)
  Liabilities for securities sold under
    repurchase agreements . . . . . . . . . . .     66.0        95.5    (66.8)
 Capital expenditures . . . . . . . . . . . . .   (106.8)      (71.5)   (64.2)
 Major acquisitions . . . . . . . . . . . . . .               (160.2)
 Discontinued operations. . . . . . . . . . . .                          54.2
                                                  (163.0)     (374.1) 1,484.3
Financing activities**:
 Issuance of debt . . . . . . . . . . . . . . .    124.0       422.5
 Extinguishment of debt . . . . . . . . . . . .    (24.9)     (288.0)    (5.5)
 Dividends to shareholders. . . . . . . . . . .    (31.3)      (25.9)   (25.7)
 Repurchases of common stock. . . . . . . . . .                 (3.0)(2,005.1)
 Other, net . . . . . . . . . . . . . . . . . .      5.6         (.3)     3.1
                                                    73.4       105.3 (2,033.2)

Net increase (decrease) in cash and
 cash equivalents . . . . . . . . . . . . . . .     28.0      (124.6)  (451.1)

Cash and cash equivalents at beginning of year.    145.4       270.0    721.1

Cash and cash equivalents at end of year. . . . $  173.4    $  145.4 $  270.0


                               See notes to consolidated financial statements.

 *Excludes effect of major acquisitions and items included in Adjustments. **Excludes the following noncash items:
    a) In 1993 and 1991, the conversion of $389.6 and $9.5, respectively, of the Company's 5% convertible debentures into common stock (note 8).
    b) In 1992, the issuance of $36.8 of the Company's common stock re:
        Midwest, and the consolidation of a mortgage obligation of $51.0 re: CBS/MTM Partnership (note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Statement of Significant Accounting Policies

Basis of presentation. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been excluded from the consolidated financial statements. All notes relate to continuing operations unless otherwise indicated.

Revenue recognition. The Company's practice is to record revenues from services when performed.

Income taxes. The Company provides deferred income taxes for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities.

Cash equivalents and marketable securities. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less, including accrued interest thereon, to be cash equivalents. Marketable securities include U.S. Treasury notes, money market instruments, tax-exempt securities and corporate securities. The Company also enters into agreements to sell and repurchase certain of these securities. Due to the agreements to repurchase, the sales of these securities are not recorded. Instead, the liabilities to repurchase securities sold under these agreements are reported as current liabilities and the investments acquired with the funds received are included in cash equivalents and/or short-term marketable securities.

     Marketable securities managed for long-term yield and not required for working capital are classified as long-term investments and are carried at cost. At December 31, 1993, these long-term investments included $94.0 million in a trust fund to implement the Company's agreement with the New York City Industrial Development Agency. (Under this agreement, the Company is required to invest in production facilities and develop new broadcasting and production technologies in New York City in return for certain tax incentives and low-cost energy.) Other marketable securities are classified as current assets and are carried at the aggregate of the lower of cost or market value. Marketable securities, in current assets, also included accrued interest on short-term and long-term marketable securities at December 31, 1993, 1992 and 1991 of $20.4 million, $20.1 million and $19.3 million, respectively.

     The market values of these securities were as follows (in millions):

                                                       December 31
                                               1993       1992          1991
  Marketable securities (current) . . . . .  $405.0     $317.4        $198.7

  Marketable securities (noncurrent). . . .   878.5      811.2         660.3





                              -27 (Page 1 of 2)-








As of December 31, 1993, securities sold and the corresponding liabilities (both including accrued interest) under repurchase agreements were as follows (in millions):
                                Maturity     Carrying   Market   Repurchase
                                  Term        Amount    Value   Liabilities
U.S. Treasury notes           up to 30 days   $281.6    $302.4     $301.4
U.S. Government agency notes  up to 30 days     73.0      73.7       73.3
                                              $354.6    $376.1     $374.7

The loan rates on the repurchase liabilities varied between 2.75% and 3.32% for U.S. Treasury notes and between 3.30% and 3.35% for U.S. Government agency notes.

Program rights. Costs incurred in connection with the production of, or the purchase of rights to, programs to be broadcast within one year are classified as current assets while costs of those programs to be broadcast subsequently are considered noncurrent. Program costs are charged to expense as the respective programs are broadcast.

                                   -27 (Page 2 of 2)-
1.  Statement of Significant Accounting Policies (continued)

Property, plant and equipment. Land, buildings, machinery and equipment are stated at cost. Major improvements to existing plant and equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred. The cost of properties retired or otherwise disposed of and any related accumulated depreciation are generally removed from the accounts and the resulting gain or loss is reflected in income currently. Depreciation is computed using principally the straight-line method over the estimated useful lives of the assets. Depreciation expense, in millions, for 1993, 1992 and 1991 was $63.1, $58.9 and $53.9, respectively.

Goodwill. The goodwill at the date of acquisition of net assets of businesses acquired is amortized over 40 years on a straight-line basis. The increase in 1992 was attributable primarily to the acquisition of Midwest (note 2).

Other. In 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (note 11); SFAS No. 109, "Accounting for Income Taxes"; and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." In accordance with the provisions of SFAS No. 112, the Company recorded a one-time pretax charge of $9.9 million for severance and long-term disability-related benefits.
     These adoptions resulted in a one-time post-tax charge to net income as follows:

                                                 (In Millions)      Per Share
  Postretirement benefits other than pensions      $(76.1)         $(4.94)
  Postemployment benefits . . . . . . . .            (6.1)           (.39)
  Income taxes. . . . . . . . . . . . . .              .7             .05
                                                   $(81.5)         $(5.28)


The ongoing costs related to these adoptions do not have a material effect on continuing operations.

     On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for
Certain Investments in Debt and Equity Securities."   It classified its
marketable securities as available-for-sale and recorded an unrealized post-tax holding gain of $34.2 million, net of a tax effect of $23.0 million, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption.


                                -28 (Page 1 of 2)-
2. Business Acquisitions (Dollars in millions, except per share amounts)

In February 1992, the Company acquired substantially all of the assets of Midwest Communications, Inc. (Midwest), including a television station (with two satellite stations) located in Minneapolis, Minnesota (WCCO-TV); a television station (with one satellite station) located in Green Bay, Wisconsin (WFRV-TV); two radio stations located in Minneapolis, Minnesota (WCCO-AM and WLTE-FM); and Midwest Cable & Satellite, which operates Midwest Sports Channel, a supplier of regional sports programming. This transaction was consummated at a price of $177.0 through the issuance of $36.8 of the Company's common stock, valued at an exchange price of $160 per share (the market value of the Company's common stock on the closing date was $144 per share), and the assumption and immediate pay-down of $140.2 of Midwest's debt and other liabilities.

     In March 1992, the Company acquired for $27.0 the 50 percent interest of MTM Studios, Ltd. in the CBS/MTM Partnership, which operated television and film production facilities in Los Angeles, California. The acquisition of this interest also included the assumption of MTM's partnership mortgage indebtedness. The Company is the sole owner of these television and film production facilities and is obligated for the entire mortgage indebtedness (note 8).

     These acquisitions were accounted for by the purchase method and the results of their operations from the respective dates of acquisition are included in the accompanying financial statements. Had the acquisitions occurred on January 1, 1991, consolidated results of operations for 1992 and 1991 would not have been materially different.

                                -28 (Page 2 of 2)-
3. Major League Baseball and National Football League Television Contracts (Dollars in millions)


In 1991, the Company recorded a $322.0 pretax provision, reflected in cost of sales, for losses over the remaining lives of its Major League Baseball and National Football League television contracts. This provision was in addition to a $282.0 pretax loss on the baseball contract recorded in 1990 and reflected the severely depressed condition of the television sports marketplace. The remaining balances of the loss accruals, recorded to reduce these contracts to their net realizable value, were as follows:

                                                  December 31
                                      1993          1992         1991

Included in:
  Other current liabilities . .     $ 21.0        $242.0      $160.0
  Other liabilities . . . . . .                     21.0       263.0
                                    $ 21.0        $263.0      $423.0





                                -29 (Page 1 of 2)-
4.  Interest and Other Income, net (Dollars in millions)


Interest income on investments, net,  consisted of the following:


                                                 Year ended December 31
                                                 1993      1992     1991
  Interest income. . . . . . . . . . . . . . . .$ 75.6    $ 82.1  $103.6
  Dividend income. . . . . . . . . . . . . . . .   6.6       8.7    10.4
  Interest expense on repurchase agreements. . . (11.4)    (12.1)  (12.0)
  Gain on sale of marketable securities, net:
    Equity securities. . . . . . . . . . . . . .   8.0      10.5     2.1
    Other securities . . . . . . . . . . . . . .  31.6      18.4    36.0
                                                $110.4    $107.6  $140.1


The cost of marketable securities sold was determined by specific identification.

     As of December 31, 1993, gross unrealized gains and gross unrealized losses on equity securities were $18.1 and $.2, respectively. The aggregate cost and market value of the Company's equity securities, all of which were noncurrent, were as follows:

                                                         December 31
                                                 1993      1992     1991
  Aggregate cost . . . . . . . . . . . . . . .   $74.2     $70.7   $78.1
  Aggregate market value . . . . . . . . . . .    92.1      89.0    92.8


Interest expense on debt, net, was net of amounts capitalized in 1993, 1992 and 1991 of $6.4, $10.2 and $8.4, respectively, as part of the cost of investments in property, plant and equipment, made-for-television movies and mini-series. Interest paid on debt in 1993, 1992 and 1991 was $59.6, $76.3 and $56.3, respectively.

     Other income, net, in 1993, included a pretax gain of $29.5 from a legal settlement with Viacom International Inc., a portion of which constituted payment for rights granted to Viacom to distribute in the United States and abroad certain television programs owned by the Company, and a pretax gain of $12.4 from insurance settlements for hurricane damage to the Company's television station in Miami. It also included other miscellaneous items of income and expense.






                                 -29 (Page 2 of 2)-

5.  Income Taxes (Dollars in millions)


Income tax expense (benefit) consisted of the following:


                                                  Year ended December 31
                                                 1993      1992      1991

Federal:
 Current . . . . . . . . . . . . . . . . . .   $ 60.0     $ 5.2    $ 14.9
 Deferred* . . . . . . . . . . . . . . . . .     54.3      40.4     (81.2)
Other:
 Current . . . . . . . . . . . . . . . . . .      9.3       1.8       2.9
 Deferred* . . . . . . . . . . . . . . . . .     29.5      17.1     (16.5)
                                               $153.1     $64.5    $(79.9)

*Deferred taxes:
 Accrual on baseball and football
     television contracts. . . . . . . . . .   $ 97.3     $62.9    $(91.6)
 Federal tax audit settlement. . . . . . . .    (23.0)    (17.9)
 Federal tax law changes . . . . . . . . . .    (11.2)
 Write-down of marketable securities . . . .      6.6      11.9       1.4
 Amortization of intangibles . . . . . . . .     (1.3)     13.9        .4
 Other state and local taxes . . . . . . . .      7.9      11.9     (11.9)
 Other, net. . . . . . . . . . . . . . . . .      7.5     (25.2)      4.0
                                               $ 83.8     $57.5    $(97.7)

Income taxes of $94.2 were paid in 1993. In 1992 and 1991, there were net income tax refunds of $2.6 and $2.4, respectively. In 1991, the Company's loss from continuing operations before income taxes reflected significant provisions for future losses over the remaining lives of its Major League Baseball and National Football League television contracts, as explained in note 3. The tax benefits attributable to these charges were included in deferred taxes and are realized as the transactions provided for become taxable events.

     Reconciliations between the statutory Federal income tax expense (benefit) rate and the Company's effective income tax expense (benefit) rate as a percentage of income (loss) from continuing operations before income taxes were as follows:

                                                  Year ended December 31
                                                 1993      1992      1991

Statutory Federal income tax expense
 (benefit) rate. . . . . . . . . . . . . . .     35.1%     34.1%    (34.1)%
 Federal tax audit settlement. . . . . . . .     (4.8)     (7.9)
 Federal tax law changes . . . . . . . . . .     (2.3)
 Income from tax preference securities . . .     (1.9)     (4.2)     (5.6)
 State and local taxes . . . . . . . . . . .      5.2       5.3      (5.2)
 Other, net. . . . . . . . . . . . . . . . .       .6       1.1        .1
Effective income tax expense (benefit) rate.     31.9%     28.4%    (44.8)%

Deferred tax assets and liabilities consisted of the following*:

                                                          December 31
                                                        1993         1992
 Deferred tax assets:
    Accrual on baseball and football
     television contracts. . . . . . . . . . . . . .  $  9.0       $110.2
    Postretirement benefits other than pensions. . .    67.5         65.0
    Employee benefits. . . . . . . . . . . . . . . .    21.6         19.6
    Other. . . . . . . . . . . . . . . . . . . . . .    76.3         50.7
                                                      $174.4       $245.5

 Deferred tax liabilities:
    Property, plant and equipment. . . . . . . . . .  $ 89.6       $ 90.0
    Safe harbor leases . . . . . . . . . . . . . . .    97.6         96.5
    Other. . . . . . . . . . . . . . . . . . . . . .    79.2         90.5
                                                      $266.4       $277.0

*Recoverable income taxes, reflected in the balance sheet at December 31, 1993 and 1992, include current deferred tax assets of $41.2 and $147.1, respectively, reduced by current deferred tax liabilities of $12.4 and $30.0, respectively. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as deferred income taxes.


                                 -31 (Page 1 of 2)-

6.  Earnings Per Share Data (In thousands)


The data used in the computation of earnings per share were as follows:

                                                 Year ended December 31
                                               1993        1992       1991
Earnings:
Income (loss) from continuing operations .   $326,188   $162,479    $(98,634)
Add post-tax interest on convertible
  debentures*. . . . . . . . . . . . . . .      3,288     12,259      12,277
Less dividends on preference stock . . . .    (12,688)   (12,688)    (12,688)
Income (loss) from continuing operations
  applicable to common shares. . . . . . .    316,788    162,050     (99,045)
Discontinued operations. . . . . . . . . .                            12,871
Cumulative effects of changes in
  accounting principles. . . . . . . . . .               (81,472)

Net income (loss) applicable to
  common shares. . . . . . . . . . . . . .   $316,788   $ 80,578    $(86,174)


Shares:
Weighted average shares outstanding. . . .     14,797     13,423      14,217
Add common stock equivalents:
  Convertible debentures*. . . . . . . . .        649      1,953       1,953
  Other. . . . . . . . . . . . . . . . . .         92         40          35
Adjusted weighted average
 shares outstanding. . . . . . . . . . . .     15,538     15,416      16,205

 *The debentures were converted in May 1993. Conversion was assumed for all prior periods.

 In 1993, fully diluted earnings per share was considered equal to primary earnings per share because the addition of potentially dilutive securities that were not common stock equivalents would have resulted in immaterial dilution. In 1992 and 1991, the fully diluted earnings per share calculation produced an antidilutive effect.

                               - 31 (Page 2 of 2)-

7.  Discontinued Operations

As a result of the final settlement of all disputed items in arbitration, the Company recorded an additional gain in 1991 related to the 1988 sale of its Records Group. Income tax expense applicable to this additional gain was $8.3 million.




                               -32 (Page 1 of 2)-
8.  Long-Term Debt (Dollars in millions)

Long-term debt consisted of the following:
                                                        December 31
                                                1993       1992      1991

7 5/8% senior notes due 2002. . . . . . . . .  $150.0    $150.0
7 3/4% senior notes due 1999. . . . . . . . .   125.0     125.0
8 7/8% senior debentures due 2022 . . . . . .   125.0     125.0
7 1/8% senior notes due 2023. . . . . . . . .   100.0
9.03% mortgage due 1998 . . . . . . . . . . .    27.0      51.0
5% convertible debentures due 2002. . . . . .             390.5     $390.5
10 7/8% senior notes due 1995 . . . . . . . .                        263.0
7.85% debentures due 2001 . . . . . . . . . .                         25.0
Capital lease obligations . . . . . . . . . .    19.4      20.4       21.5
Other debt. . . . . . . . . . . . . . . . . .    44.8      21.1
Reclassified to current debt. . . . . . . . .     (.9)    (13.0)      (3.5)
                                               $590.3    $870.0     $696.5



During 1993, 1992 and 1991, debt was repurchased, redeemed or converted as follows:

                                                 Year ended December 31
                                                1993       1992      1991

5% convertible debentures due 2002. . . . . .  $390.5                $ 9.5
9.03% mortgage due 1998 . . . . . . . . . . .    24.0
10 7/8% senior notes due 1995 . . . . . . . .            $263.0        3.0
7.85% debentures due 2001 . . . . . . . . . .              25.0        2.5
                                               $414.5    $288.0      $15.0

In May 1993, the Company converted $389.6 of its 5% convertible debentures into 1,947,975 shares of its common stock, issued from its treasury shares (note 12). The difference between the amount of debt converted, net of unamortized issue costs, and the average cost of the treasury shares issued was credited to additional paid-in-capital. The remaining debentures of $.9 were redeemed.

The principal terms of the various long-term issues are as follows:

     The 7 5/8% senior notes, issued in connection with the acquisition of Midwest (note 2), are due January 1, 2002 and may not be redeemed prior to maturity.

     The 7 3/4% senior notes are due June 1, 1999 and may not be redeemed prior to maturity.

     The 8 7/8% senior debentures are due June 1, 2022 and may not be redeemed prior to June 1, 2002. On and after that date they may be redeemed, at the option of the Company, as a whole at any time, or in part from time to time, at specified redemption prices.

     The net proceeds from the issuance of the 7 3/4% senior notes due June 1, 1999 and the 8 7/8% senior debentures due June 1, 2022 were used to retire the 10 7/8% senior notes due August 1, 1995.
                                -32 (Page 2 of 2)-
8.  Long-Term Debt (continued)

     The 7 1/8% senior notes are due on November 1, 2023 and may not be redeemed prior to maturity. The proceeds from the issuance of these debt securities were used to purchase New York City Industrial Development Agency
(IDA) bonds, which were issued by the IDA to establish a trust fund to implement the Company's agreement with the IDA. Under this agreement, the Company is required to invest in production facilities and develop new broadcasting and production technologies in New York City in return for certain tax incentives and low-cost energy.


     The 9.03% mortgage, which was recorded as a result of the Company's acquisition of the remaining 50 percent interest in the CBS/MTM Partnership (note 2), is due $12.0 on July 15, 1996 and $15.0 on July 15, 1998.

     The aggregate amounts of maturities of the Company's long-term debt for each of the five years subsequent to December 31, 1993 are as follows:

                1994. . . . . . . . . . . . . . . $  .9
                1995. . . . . . . . . . . . . . .    .6
                1996. . . . . . . . . . . . . . .  12.7
                1997. . . . . . . . . . . . . . .  23.3
                1998. . . . . . . . . . . . . . .  40.2


To meet the disclosure requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company estimated that, based primarily on quoted market prices for its traded issues, the fair value of its long-term debt at December 31, 1993 exceeded its book value by approximately $38.0. It is anticipated, however, that the debt ultimately will be redeemed at amounts approximating its book value.

                                -33 (Page 1 of 3)-
9. Environmental Liabilities

The Company continually evaluates its environmental liabilities and has determined that, as of December 31, 1993, 1992, and 1991, its recorded liabilities were adequate to cover asserted and unasserted claims arising from the operations of its discontinued businesses. These liabilities were not reduced by any potential recoveries from insurance companies or others. There are no significant environmental claims known to the Company arising from its continuing operations.


                                -33 (Page 2 of 3)-
10. Commitments and Contingent Liabilities (Dollars in millions)

The Company routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sports events. These contracts permit the broadcast of such properties for various periods ending no later than September 1999. As of December 31, 1993, the Company was committed to make payments of $1,451.5 under such broadcasting contracts.

     Rent expense, excluding payments of real estate taxes, insurance and other expenses required under some leases, amounted to $50.3, $53.6 and $57.8 in 1993, 1992 and 1991, respectively. At December 31, 1993, minimum future rental payments and receipts under noncancelable leases (including capital leases and subleases, which were not significant) were as follows:

                                      Payments         Receipts
        1994. . . . . . . . . . .      $18.4           $ 10.1
        1995. . . . . . . . . . .       13.3              9.7
        1996. . . . . . . . . . .       11.2              9.6
        1997. . . . . . . . . . .        8.1              9.5
        1998. . . . . . . . . . .        6.4              9.4
        1999 and thereafter . . .       30.0             58.7
                                       $87.4           $107.0

The Company did not have any significant concentrations of credit risk at December 31, 1993.




                                -33 (Page 3 of 3)-
11.  Retirement Plans (Dollars in millions)

The Company has pension plans covering substantially all of its employees. Benefits are based on formulas that consider years of service and average compensation. The Company's general policy is to fund pension costs accrued over the lives of the plans to the extent the contributions will be tax-deductible. At December 31, 1993, the aggregate market value of all plan assets exceeded the projected benefit obligations of all plans by $91.3.
This net amount consisted of $145.8 related to plans whose assets exceeded their projected benefit obligations and $54.5 related to plans whose projected benefit obligations exceeded their assets. Those plans whose projected benefit obligations exceeded their assets are excluded from coverage under Section 4021(b) of the Employee Retirement Income Security Act of 1974 (ERISA). The assets of the funded plans consisted primarily of interest-bearing securities.

   The net pension costs for 1993, 1992 and 1991 were as follows:

                                                 Year ended December 31
                                                1993        1992      1991

         Service cost . . . . . . . . . . . .  $16.8      $ 15.9    $ 15.4
         Interest cost. . . . . . . . . . . .   41.6        39.3      38.4
         Net amortization and deferral. . . .   (2.6)      (25.1)     29.4
                                                55.8        30.1      83.2
         Less return on plan assets . . . . .   55.5        33.8      84.2
         Net pension cost (credit). . . . . .  $  .3      $ (3.7)   $ (1.0)

Reconciliations of the funded status of these plans were as follows:

                                                          December 31
                                                1993        1992      1991

 Plans whose assets exceed accumulated
   benefits
   Accumulated pension benefit obligation:
     Vested . . . . . . . . . . . . . . . . . $391.7      $352.5    $336.0
     Nonvested. . . . . . . . . . . . . . . .   20.4        18.0      22.3
                                              $412.1      $370.5    $358.3

   Market value of plan assets. . . . . . . . $669.1      $637.4    $636.5
   Less projected pension benefit
     obligation . . . . . . . . . . . . . . .  523.3       473.2     455.0
   Assets exceed projected benefit
     obligation . . . . . . . . . . . . . . .  145.8       164.2     181.5
   Less items not yet recognized in net
     periodic pension cost:
     Unrecognized net asset . . . . . . . . .   84.3        94.6     105.3
     Unrecognized net gain. . . . . . . . . .   31.1        55.6      73.0
     Unrecognized prior service cost. . . . .    1.1       (10.0)    (10.8)

   Pension asset excluding unrecognized
      items*. . . . . . . . . . . . . . . . . $ 29.3      $ 24.0    $ 14.0

* Amounts recognized in the Consolidated Balance Sheets. Unrecognized items, in the aggregate, will be recognized in future years as a net reduction in pension expense and pension liability under the provisions of SFAS No. 87, "Employers' Accounting for Pensions."

                                                      December 31
                                                 1993       1992    1991
  Plans whose accumulated benefits exceed assets
   Accumulated pension benefit obligation:
     Vested . . . . . . . . . . . . . . . . .  $ 26.3     $ 20.0  $ 17.4
     Nonvested. . . . . . . . . . . . . . . .     2.9        2.3     2.3
                                               $ 29.2     $ 22.3  $ 19.7

   Market value of plan assets. . . . . . . .  $  -       $  -    $  -
   Less projected pension benefit
       obligation . . . . . . . . . . . . . .    54.5       34.4    31.0
   Assets (are less than) projected benefit
      obligation. . . . . . . . . . . . . . .   (54.5)     (34.4)  (31.0)
   Additional minimum (liability) . . . . . .     (.6)       (.6)    (.9)
                                                (55.1)     (35.0)  (31.9)
   Less items not yet recognized in net
       periodic pension cost:
      Unrecognized net (liability). . . . . .    (5.1)      (5.7)   (6.4)
      Unrecognized net (loss) . . . . . . . .    (8.7)      (1.9)    (.9)
      Unrecognized prior service cost . . . .   (10.0)       (.3)    (.5)

   Pension (liability) excluding
        unrecognized items* . . . . . . . . .  $(31.3)    $(27.1) $(24.1)


*Amounts recognized in the Consolidated Balance Sheets. Unrecognized items, in the aggregate, will be recognized in future years as a net increase in pension expense and pension liability under the provisions of SFAS No. 87, "Employers' Accounting for Pensions."

The Company also participates in various multi-employer union-administered defined benefit pension plans that cover certain broadcast employees. Pension expense under these plans for 1993, 1992 and 1991 was $10.2, $9.2 and $7.9, respectively.

     In addition to providing pension benefits, the Company provides medical and life insurance benefits for its retired employees. Substantially all of the Company's nonunion employees may become eligible for these benefits when they retire from the Company. Also included are those union employees covered by a collective bargaining agreement that provides for such benefits. During 1991, the Company made certain revisions to its retiree medical insurance program. Effective January 1, 1992, most current retirees and all future retirees were required to contribute to the cost of this coverage, and a maximum outlay by the Company for this cost was established. In addition, all retirees whose employment started after March 31, 1991 may maintain their coverage only if they pay its full cost.

     In 1992, the Company implemented, on the immediate recognition basis, SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recorded a transition obligation that resulted in a charge to net income of $76.1, net of an income tax benefit of $49.3.

Under the new guidelines, the costs of the benefits are accrued over a period ending with the date that the qualified employees become eligible to retire, and future inflation of medical costs is considered in the determination of these costs. As a result, the costs of providing these benefits were as follows:
                                                     Year ended December 31
                                                       1993         1992

     Service cost . . . . . . . . . . . . . . . .     $ 1.9        $ 1.9
     Interest cost. . . . . . . . . . . . . . . .      14.1         14.6
     Net amortization and deferral. . . . . . . .       1.9
                                                       17.9         16.5
     Less return on plan assets . . . . . . . . .       5.5          3.4
     Net periodic postretirement benefit cost . .     $12.4        $13.1

Prior to the implementation of SFAS No. 106, the Company's practice was to determine the costs of these benefits actuarially, without considering future inflation of medical costs, and to accrue these costs over the working lives of those employees expected to qualify for the benefits. The costs of providing these benefits under this method in 1991 were $5.1.

     The Company's general policy is to fund accrued postretirement medical and life insurance costs to the extent the contributions will be tax-deductible. The funded assets consisted primarily of interest-bearing securities. The funded status of the postretirement medical and life insurance plans were as follows:
                                                         December 31
                                                       1993         1992
     Accumulated postretirement benefit
           obligation (APBO):
      Retirees. . . . . . . . . . . . . . . . . . .   $141.1      $152.6
      Fully eligible active plan participants . . .     17.1        16.0
      Other active plan participants. . . . . . . .     34.1        30.2
                                                       192.3       198.8
     Less market value of plan assets . . . . . . .     52.0        46.4
     Assets are less than accumulated
      postretirement benefit obligation . . . . . .    140.3       152.4
     Add unrecognized net gain. . . . . . . . . . .     16.9
     Postretirement benefit liability recognized
      in the balance sheet. . . . . . . . . . . . .   $157.2      $152.4

The calculations for the postretirement medical and life insurance plans were based on an actuarial assumption of a medical inflation rate of 14.0 percent in 1993, grading down to 7.0 percent in the year 2000. The effect of a one-percentage-point annual increase in the assumed medical inflation rates would increase the APBO by approximately $1.7; the annual service cost would not be materially affected.






                              -36 (Page 1 of 2)-






     The actuarial assumptions used in computing the funded status of the pension plans and the postretirement medical and life insurance plans were as follows:

                                              1993      1992     1991

     Weighted average discount rate . . . .   7.5%      8.0%     8.0%
     Rate of compensation increase. . . . .   6.0%      6.5%     6.5%
     Weighted average long-term rate
       of return on plan assets . . . . . .   8.0%      8.0%     8.0%

     All costs in this note relate to the covered employees of both the continuing and discontinued operations of the Company.

                                    -36 (Page 2 of 2)-
12. Common Stock (Dollars in millions, except per share amounts)

As a result of a tender offer in December 1990, the Company purchased 10.5 million of its shares, at $190 per share, in February 1991 and funded the purchase from available cash and the sale of marketable securities.

     In 1993, the Company converted $389.6 of its 5% convertible debentures into 1,947,975 shares of its common stock, issued from its treasury shares (note 8).

     Changes in common stock during 1991, 1992 and 1993 were as follows:

                                                 Issued          Treasury
                                       Shares  Amount    Shares     Amount
                                     (Shares in thousands)


Balance - December 31, 1990 . . . . . . .  24,644  $60.5      960   $   72.6

Conversions of preference stock . . . . .                      (4)       (.3)
Issuances under employee benefit plans. .      31     .1       (8)       (.4)
Repurchases of common stock . . . . . . .                  10,556    2,005.1
Conversions of convertible debentures . .      47     .1
Reclassification of common stock subject
 to redemption (note 13). . . . . . . . .            1.1

Balance - December 31, 1991 . . . . . . .  24,722   61.8   11,504    2,077.0

Conversions of preference stock . . . . .                      (7)      (1.3)
Issuances under employee benefit plans. .      17              (4)       (.2)
Repurchases of common stock . . . . . . .                      22        3.0
Acquisition of Midwest (note 2) . . . . .                    (230)     (41.6)

Balance - December 31, 1992 . . . . . . .  24,739   61.8   11,285    2,036.9

Issuances under employee benefit plans. .      78     .2       (4)       (.2)
Conversions of convertible debentures . .                  (1,948)    (352.2)

Balance - December 31, 1993 . . . . . . .  24,817  $62.0    9,333   $1,684.5


See notes 8 and 15 for additional information about the Company's common stock.

                                 -37 (Page 1 of 2)-

13.  Common Stock Subject to Redemption

In July 1985, the Company offered to repurchase 6.365 million shares of its common stock. In consideration for not tendering their shares pursuant to the offer, William S. Paley, certain members of his family and other related entities received the right to sell to the Company a maximum of 434,489 shares at $150 per share. Certain of these rights were relinquished in connection with the Company's December 1990 tender offer (note 12) and the remaining rights expired in October 1991. The common stock subject to redemption was therefore reclassified to the appropriate components of shareholders' equity, as indicated in the Consolidated Statements of Retained Earnings and Additional Paid-In Capital and in note 12.



                                 -37 (Page 2 of 2)-
14.  Preference Stock

The Company's certificate of incorporation provides authority for the issuance of 6.0 million shares of preference stock, $1 par value.

     In 1985, the Company issued 1.25 million shares of preference stock, specifically authorized and designated as $10 Convertible Series B preference stock. The net proceeds of the issuance was $123.1 million. The issue has an aggregate liquidation preference of $125.0 million. The difference between the redemption value and the net proceeds from the issue is being amortized to retained earnings over 10 years.

     Each share is entitled to receive cumulative cash dividends at the rate of $10 per year, payable in equal quarterly installments, is subject to mandatory redemption on August 1, 1995, and is convertible, at the option of the holder, into .6915 of a share of common stock. At December 31, 1993 there were 1.25 million shares of Series B preference stock outstanding, for which there were 864,375 common shares reserved for issuance upon conversion. Upon redemption, or in the event of voluntary or involuntary liquidation, each shareholder will be entitled to $l00 per share plus any accrued or unpaid dividends.

     The terms of the Series B preference stock provide that the Company may not take any action that would result in the Company's ratio of total debt to total capitalization exceeding .75 to 1. As of December 31, 1993, this ratio was .32 to 1.

                                 -38 (Page 1 of 2)-
15.  Stock Rights Plan

The Company's 1983 Stock Rights Plan (as amended) has been approved by the Company's shareholders. It is administered by the Compensation Committee of the Board of Directors (the "Committee"), consisting entirely of outside directors, and under the terms of the plan certain key employees (including officers, who may also be directors) of the Company may be granted nonqualified stock options at an exercise price not less than 100 percent of the closing market price of a share of common stock on the date of the grant. These are ten-year options that become exercisable in installments of 25 percent per year, with the first installment commencing one year following the date of grant. The plan also provides that option grants to any one participant in a calendar year may not exceed 15,000 underlying shares of common stock.

     Prior to May 7, 1991, options granted to officers subject to the "short swing" profit provisions of Section 16 of the Securities and Exchange Act of 1934 (as amended) were coupled with alternative stock appreciation rights (SAR's) which enabled such holder to receive in cash or shares the excess of the common stock price on the date of exercise over the option price (the "spread"). Due to the manner in which the grant of an option to a person subject to the provisions of Section 16 is now treated by the Securities and Exchange Commission, the Committee has taken action to provide that options granted after May 7, 1991 would not be coupled with SAR's.

     In November 1985, the Plan was amended to provide that then outstanding options not coupled with SAR's would be subject to limited SAR's. (Such limited SAR's provided for treatment of the spread similar to that of alternative SAR's and became exercisable only if certain defined changes in control or concentration of equity ownership of the Company occurred.) The limited SAR feature was not extended to any option grants subsequent to 1986.

     The Plan provides that the Committee can authorize dividend share credits on outstanding options and on previously issued dividend share credits. Such credits are recorded in shares of common stock based on cash dividends paid to holders of common stock. In 1986, the Committee permanently suspended granting dividend share credits.

     The Plan provides that a maximum of 1.5 million shares in the aggregate are available for option grants and dividend share credits. Options granted to purchase 171,376 shares of common stock were exercisable at December 31, 1993. The number of shares available for option grants and dividend share credits, should the Committee choose to reintroduce the granting of such credits, was 369,200 shares, 550,745 shares and 634,945 shares at December 31, 1993, 1992 and 1991, respectively. To record the estimated cost of the Plan, in 1993 and 1992, $6.1 and $.7 million, respectively, were charged to income and, in 1991, $.5 million was credited to income (to adjust prior accruals).

     The Plan also provides that, absent shareholder approval, options may not be granted after 2001, options for more than 15,000 underlying shares may not be granted to any one participant in any calendar year, and options for an aggregate of 1.5 million underlying shares may not be granted.

                                 -38 (Page 2 of 2)-
15. Stock Rights Plan (continued)

The following table summarizes the activity under the Plan during the years ended December 31, 1991, 1992 and 1993:



                                        Options
                              With
                       Stock Appreciation
                             Rights                  Other*



                                                                       Dividend
                   Common                     Common                     Share
                   Shares   Exercise Price    Shares   Exercise Price   Credits


Outstanding -
December 31, 1990  68,050  $72    -$191 1/2  219,618  $56 1/4-$191 1/2   3,201
Granted. . .                                  85,600           159 7/8
Exercised. .       (  700)          118 3/4  (30,781)  56 1/4- 163 5/8  (1,678)
Cancelled. .       (4,500) 163 5/8- 191 1/2  (18,450) 159 7/8- 191 1/2   _____

Outstanding -
December 31, 1991  62,850   72    - 191 1/2  255,987   56 1/4- 191 1/2   1,523
Granted. . .                                  91,600           191 1/2
Exercised. .       (2,000) 118 3/4- 163 5/8  (16,762)  56 1/4- 191 1/2    (325)
Cancelled. .       ______                     (8,400) 159 7/8- 191 1/2

Outstanding -
December 31, 1992  60,850   72    - 191 1/2  322,425   56 1/4- 191 1/2   1,198
Granted. . .                                  93,000           237 1/8
Exercised. .      (20,500)  72    - 191 1/2  (77,550)  56 1/4- 191 1/2    (883)
Cancelled. .       ______                     (5,750) 159 7/8- 237 1/8   _____

Outstanding -
December 31, 1993  40,350 $163 5/8-$191 1/2  332,125  $76 3/4-$237 1/8     315


*All grants outstanding which were issued prior to January 1, 1987 contain limited stock appreciation rights as explained above. At December 31, 1993, there were 12,450 options of this type outstanding with exercise prices between $76 3/4 and $136 5/8.

                                  -39 (Page 1 of 2)-
16.   Litigation


Various legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to
certain claims, unasserted.   The Company believes that the liabilities, if
any, which may result from such litigation, proceedings or claims are not reasonably likely to have a material adverse effect on its consolidated financial position, results of operations, or liquidity.







                                -39 (Page 2 of 2)-
OTHER FINANCIAL INFORMATION


QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(Dollars in millions, except per share amounts)


The quarterly results of operations for the years ended December 31, 1993 and 1992 were as follows:


                                      1993       1992        1993      1992

                                         Net Sales          Operating Income

1st Quarter . . . . . . .           $  878.7 $1,082.6       $ 62.5    $ 17.6
2nd Quarter . . . . . . .              835.7    779.9        153.2      83.7
3rd Quarter . . . . . . .              752.9    672.2        132.8      39.0
4th Quarter . . . . . . .            1,042.8    968.3         62.7      39.8
                                    $3,510.1 $3,503.0       $411.2    $180.1


                                        Income from
                                   Continuing Operations    Net Income (Loss)

1st Quarter . . . . . . .            $  54.2   $ 17.5       $ 54.2    $(64.0)
2nd Quarter . . . . . . .              107.4     69.0        107.4      69.0
3rd Quarter . . . . . . .              118.2     42.7        118.2      42.7
4th Quarter . . . . . . .               46.4     33.3         46.4      33.3
                                     $ 326.2   $162.5       $326.2    $ 81.0



                                       Income from
                                   Continuing Operations    Net Income (Loss)
                                     Per Common Share       Per Common Share

1st Quarter . . . . . . .             $ 3.50    $ 1.14      $ 3.50    $(4.18)
2nd Quarter . . . . . . .               6.73      4.46        6.73      4.46
3rd Quarter . . . . . . .               7.39      2.76        7.39      2.76
4th Quarter . . . . . . .               2.77      2.14        2.77      2.14
                                      $20.39    $10.51      $20.39    $ 5.23


     The first quarter of 1992 included a net charge of $81.5 ($5.32 per share) to net income for the adoption of SFAS No. 106, SFAS No. 109 and SFAS No. 112 (note 1).
     Quarterly and full year per share amounts are calculated independently based on the adjusted weighted average number of outstanding common shares applicable to each period. In 1992, because of the issuance of shares in connection with the acquisition of Midwest (note 2), the sum of the four quarters per common share does not equal the full year.

SHAREHOLDER REFERENCE INFORMATION


Stock Data

The principal market for CBS common stock is the New York Stock Exchange. It is also traded on the Pacific Stock Exchange. There were 11,629 holders of record of CBS common stock as of December 31, 1993. The following table indicates the quarterly high and low prices for CBS common stock as reported in the quotations of consolidated trading for issues on the New York Stock Exchange during the past two years:

                                      1993       1992         1993       1992

                                           High                      Low

1st Quarter . . . . . . .          $217 3/4    $176 7/8     $186 1/8  $136
2nd Quarter . . . . . . .           250 1/2     209 7/8      214       164 5/8
3rd Quarter . . . . . . .           277 7/8     217          228       182 1/4
4th Quarter . . . . . . .           326 1/2     220 1/2      268 5/8   176


Dividends
Dividends on CBS common stock were paid quarterly at $.25 per share in 1992 and for the first three quarters of 1993, and at $.50 per share for the fourth quarter of 1993. In 1993 and 1992, dividends were paid quarterly at $2.50 per share on CBS Series B preference stock.


Transfer Agent and Registrar          Independent Certified Public Accountants

First Chicago Trust Company            Coopers & Lybrand
 of New York                           1301 Avenue of the Americas
P.O. Box 2500                          New York, New York 10019
Jersey City, New Jersey 07303-2500



Annual Meeting

The 1994 annual meeting of shareholders of CBS Inc. will be held at 11 A.M., Wednesday, May 11, 1994, at The Museum of Modern Art, 11 West 53 Street, New York, New York.


Form 10-K Annual Report

The Form 10-K Annual Report for the Company's 1993 fiscal year, filed with the Securities and Exchange Commission, contains certain financial information and, when appropriate, other matters concerning the Company which are required to be reported to the SEC. Shareholders who wish a copy of this report may obtain one, without charge, upon request to the CBS Shareholder Relations Department, 51 West 52 Street, New York, New York 10019.

                                                                 Schedule I
                                                                (Page 1 of 4)

                                 CBS INC. and SUBSIDIARIES

                         MARKETABLE SECURITIES - OTHER INVESTMENTS

                                  As of December 31, 1993

                                      (In Thousands)
                                   ____________________



        Col. A                                              Col. B
                                                           Number of
                                                           Shares or
                                                       Units - Principal
Name of Issuer and                                        Amount of
Title of Each Issue                                     Bonds and Notes


U.S. Government and
  its Agencies                                              $122,430

States and their Agencies                                      2,140

Corporations
 Bonds:
     Time Warner                                              23,985
     Other                                                    52,656
 Money Markets:
     Bank of America                                          18,000
     Other                                                    60,478
 Asset Backed Securities                                      41,880
 Notes                                                        41,300
 Other                                                        36,250



                                   -42 (Page 1 of 2)-

                                                                Schedule I
                                                               (Page 2 of 4)

                                    CBS INC. and SUBSIDIARIES

                            MARKETABLE SECURITIES - OTHER INVESTMENTS

                                     As of December 31, 1993

                                         (In Thousands)
                                      ____________________



  Col. A                      Col. C         Col. D               Col. E
                                                              Amount at Which
                                                             Each Portfolio of
                                                              Equity Security
                                                              Issues and Each
                                          Market Value of      Other Security
Name of Issuer and            Cost of        Each Issue at  Issue is Carried in
Title of Each Issue         Each Issue   Balance Sheet Date  the Balance Sheet

U.S. Government and
  its Agencies               $121,998         $123,715              $121,998

States and their Agencies       2,140            2,140                 2,140

Corporations
 Bonds:
     Time Warner               23,209           24,714                23,209
     Other                     53,420           54,023                53,420
 Money Markets:
     Bank of America           18,006           18,045                18,006
     Other                     60,458           60,633                60,458
 Asset Backed Securities       41,945           41,967                41,945
 Notes                         42,921           43,198                42,921
 Other                         36,221           36,522                36,221

                             $400,318         $404,957               400,318

Accrued Interest on
 Short-Term and
  Long-Term Securities                                                20,406

TOTAL SHORT-TERM
 MARKETABLE SECURITIES                                              $420,724





                                       -42 (Page 2 of 2)-

                                                                 Schedule I
                                                                (Page 3 of 4)

                                    CBS INC. and SUBSIDIARIES

                            MARKETABLE SECURITIES - OTHER INVESTMENTS

                                     As of December 31, 1993

                                         (In Thousands)
                                      ____________________



    Col. A                                                    Col. B
                                                            Number of
                                                            Shares or
                                                         Units - Principal
Name of Issuer and                                          Amount of
Title of Each Issue                                      Bonds and Notes
                                                         Amount   Shares

U.S. Government and
  its Agencies                                         $296,000

States and their Agencies                                61,365

Political Subdivisions of
  States, and their Agencies
    Utah                                                 40,070
    Florida                                              23,675
    Georgia                                              21,525
    Washington                                           20,975
    New Mexico                                           18,395
    California                                           17,530
    New York                                             13,575
    Alabama                                              13,515
    Texas                                                13,495
    Illinois                                             12,935
    Other                                                52,390

Corporations
  Preferred Stock
    Banks                                                             1,108
    Other                                                             1,326
 Time Warner Convertible Bonds                           21,592
 Asset Backed Securities                                 30,382
 Other                                                   64,657




                                       -43 (Page 1 of 2)-
                                                                 Schedule I
                                                                (Page 4 of 4)
                                    CBS INC. and SUBSIDIARIES

                            MARKETABLE SECURITIES - OTHER INVESTMENTS

                                     As of December 31, 1993

                                         (In Thousands)
                                      ____________________
  Col. A                      Col. C         Col. D               Col. E
                                                              Amount at Which
                                                            Each Portfolio of
                                                              Equity Security
                                                              Issues and Each
                                         Market Value of      Other Security
Name of Issuer and            Cost of      Each Issue at   Issue is Carried in
Title of Each Issue         Each Issue   Balance Sheet Date  the Balance Sheet

U.S. Government and
  its Agencies                $286,914          $308,306           $286,914

States and their Agencies       66,324            68,324             66,324 (a)

Political Subdivisions of
  States, and their Agencies
    Utah                        42,332            44,400             42,332
    Florida                     25,708            26,795             25,708 (b)
    Georgia                     22,966            23,887             22,966
    Washington                  23,384            24,477             23,384
    New Mexico                  21,005            20,897             21,005
    California                  19,955            20,441             19,955 (c)
    New York                    14,572            15,434             14,572 (d)
    Alabama                     15,268            15,211             15,268
    Texas                       14,247            14,762             14,247 (e)
    Illinois                    14,265            14,921             14,265 (f)
    Other                       56,069            59,030             56,069 (g)

Corporations
  Preferred Stock
    Banks                       38,915            53,025             38,915
    Other                       45,215            49,352             45,215
 Time Warner Convertible Bonds  22,475            22,726             22,475
 Asset Backed Securities        30,475            30,466             30,475
 Other                          65,915            66,093             65,915

TOTAL LONG-TERM MARKETABLE
  SECURITIES                  $826,004          $878,547           $826,004

(a) Includes $18,596 (Maryland $8,335, New York $5,561, and Massachusetts $4,700) for which insurance exists if the issuer defaults.
(b) Includes $16,502 for which insurance exists if the issuer defaults.
(c) Includes $7,785 for which insurance exists if the issuer defaults.
(d) Includes $4,455 for which insurance exists if the issuer defaults.
(e) Includes $14,247 for which insurance exists if the issuer defaults.
(f) Includes $2,120 for which insurance exists if the issuer defaults.
(g) Includes $7,654 (Maryland $4,000, Washington, D.C. $2,160 and Minnesota $1,494) for which insurance exists if the issuer defaults.
                                   -43 (Page 2 of 2)-
                                                                  Schedule II
                                    CBS INC. and SUBSIDIARIES

                    AMOUNTS RECEIVABLE from RELATED PARTIES and UNDERWRITERS,
                       PROMOTERS, and EMPLOYEES other than RELATED PARTIES

                      for the years ended December 31, 1993, 1992 and 1991

                                     (Dollars in Thousands)
                                      ____________________


           Col. A                      Col. B            Col. C
                                     Balance at
                                     Beginning
       Name of Debtor                of Period         Additions

Year ended December 31, 1993:

  Peter Tortorici                        -              $350 (A)

  Martin Franks                        $243             $ 19

Year ended December 31, 1992:

  Martin Franks                        $ 61             $183 (B)

Year ended December 31, 1991:

  Martin Franks                           -             $ 61 (B)


           Col. A                       Col. D                   Col. E
                                      Deductions
                                Amounts      Amounts    Balance at End of Period
       Name of Debtor           Collected   Written Off  Current    Not Current

Year ended December 31, 1993:

  Peter Tortorici                  -            -          $350           -

  Martin Franks                    -            -          $ 87         $175

Year ended December 31, 1992:

  Martin Franks                  $ 1            -          $ 68         $175

Year ended December 31, 1991:

  Martin Franks                    -            -          $ 61            -


(A) A note receivable for $350.0 at 8% dated 12/1/93 and due 11/30/94.

(B) Includes a note receivable for $60.0 at 8% dated 9/25/91, a note receivable for $175.0 at 8% dated 10/13/92, and related accrued interest. By agreement dated January 3, 1994, Registrant will forgive 25% of these loans (and accrued interest) in each of January 1994, 1995, 1996 and 1997.

                                                                Schedule X

                                    CBS INC. and SUBSIDIARIES

                           SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      For the years ended December 31, 1993, 1992, and 1991

                                     (Dollars in Thousands)
                                      ____________________




      Col. A                                        Col. B

       Item                               Charged to Costs and Expenses
                                       1993          1992          1991


Advertising costs                   $107,129       $98,781       $93,957

Depreciation and amortization        $70,983       $66,689       $59,882

                               INDEX TO EXHIBITS

Number  Description
______  ___________
 3-A Restated Certificate of Incorporation of registrant, as amended May 13, 1988 and filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1988.*

 3-B By-Laws of registrant, as amended to March 11, 1994, is filed herewith.

 4-A See Article 3 of Restated Certificate of Incorporation, as amended, filed as Exhibit 3-A to Form 10-K for 1992.*

 4-B(i) Indenture dated as of January 2, 1992 between Registrant and The
        Chase Manhattan Bank (National Association), as Trustee, filed as
        Exhibit 4-F(i) to Form 10-K for 1991.*

   (ii) Specimen Form of 7-5/8% Senior Note Due 2002, filed as Exhibit 4-F(ii) to Form 10-K for 1991.*

  (iii) Specimen Form of 8-7/8% Senior Debenture Due 2022, issued May 21, 1992, filed as Exhibit 4-D(iii) to Form 10-K for 1992.*

   (iv) Specimen Form of 7-3/4% Senior Note Due 1999, issued May 21, 1992, filed as Exhibit 4-D(iv) to Form 10-K for 1992.*

    (v) Specimen Form of 7-1/8% Senior Note Due 2023, issued October 28, 1993, is filed herewith.

 4-C Pursuant to Regulation S-K Item 601(b)(4), CBS agrees to furnish to the Securities and Exchange Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of CBS.

10-A CBS Additional Compensation Plan, filed as Exhibit 10-A to Form 10-K for 1980.*

10-B    CBS Stock Rights Plan, as amended effective March 13, 1991, filed as
        Exhibit 10-B to Form 10-K for 1991.*

10-C CBS Pension Plan, dated as of October 1, 1969, and all amendments through March 11, 1992, filed as Exhibit 10-C to Form 10-K for 1992.* Amendment No. 13 to such Plan, dated July 14, 1993 and effective as of April 1, 1992, is filed herewith.

10-D(i) CBS Supplemental Executive Retirement Plan, as amended October 14,
        1987, filed as Exhibit 10-C to Registrant's Form 10-K for 1987.*

   (ii) CBS Supplemental Executive Retirement Plan #2, dated as of January 1, 1989, as amended January 1, 1993, filed as Exhibit 10-D(ii) to Form 10-K for 1992.*

10-E CBS Excess Benefit Plan, dated as of March 9, 1976, effective January 1, 1976, filed as Exhibit 10-E to Form 10-K for 1992.*

____________
*  Previously filed as indicated and incorporated herein by reference.

10-F    Senior Executive Life Insurance Plan, dated July 9, 1990, filed as
        Exhibit 10-D to Registrant's Form 10-K for 1990.*

10-G CBS Deferred Compensation Plan for Non-Employee Directors, dated as of November 2, 1981, filed as Exhibit 10-G to Form 10-K for 1992.*

10-H CBS Employee Investment Fund, dated as of June 29, 1969, restated to include all amendments through December 30, 1993, is filed herewith.

10-I CBS Retirement Plan for Outside Directors, as amended May 9,1990, filed as Exhibit 10-E to Registrant's Form 10-K for 1990.*

10-J    Restricted Stock Plan for Eligible Directors is filed herewith.

10-K Employment Agreement between CBS Inc. and Howard Stringer, dated December 27, 1992, filed as Exhibit 10-J to Form 10-K for 1992.*

10-L Employment Agreement between CBS Inc. and Edward Grebow, dated as of November 8, 1993, is filed herewith.

10-M Employment Agreement between CBS Inc. and Eric W. Ober, dated as of September 1, 1990, filed as Exhibit 10-H to Form 10-K for 1990.*

10-N Employment Agreement between CBS Inc. and Jeffrey F. Sagansky, dated as of July 1, 1992, filed as Exhibit 10-M to Form 10-K for 1992.*

10-O Employment Agreement between CBS Inc. and James A. Warner, dated January 28, 1992, filed as Exhibit 10-J to Form 10-K for 1991.*

10-P Employment Agreement between CBS Inc. and Peter A. Lund, dated as of January 31, 1994, is filed herewith.

10-Q Employment Agreement between CBS Inc. and Johnathan Rodgers, dated as of September 1, 1990, filed as Exhibit 10-O to Form 10-K for 1990.*

11      Computation of per share income is filed herewith.

12      Computation of ratios is filed herewith.

13 Registrant's 1994 Notice of Annual Meeting and Proxy Statement (to be filed on or about April 8, 1994), which except for those portions thereof expressly incorporated by reference elsewhere in this Form 10-K is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the filing.

21      List of registrant's subsidiaries is filed herewith.

23 Consent of Independent Certified Public Accountants is filed herewith (p. 22).

99 Form S-8 Undertakings pursuant to Item 512 of Regulation S-K is filed herewith.

___________________
*  Previously filed as indicated and incorporated herein by reference.

                                             NOTE

Copies of the Exhibits filed may be inspected at the Library of the New York Stock Exchange, 11 Wall Street, New York, NY 10005; at the Pacific Stock Exchange, 301 Pine Street, San Francisco, CA 94104; or at the Public Reference Room of the Securities and Exchange Commission, 450 Fifth Street, N.W., Washington, D.C. 20549.