Form 10-Q
period 1994-03-31
CBS INC
filed 1994-05-02
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994

Commission file number 1-2931




                                 CBS Inc.
           (Exact name of registrant as specified in its charter)




            New York                                          13-0590730
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)




  51 West 52 Street, New York, N.Y.                               10019
(Address of principal executive offices)                        (Zip Code)




Registrant's telephone number, including area code            (212) 975-4321


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X  No   .

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




            Class                              Outstanding at April 26, 1994

Common Stock $2.50 par value                            15,540,947


                             Page 1 of 13 pages

                        PART I. FINANCIAL INFORMATION


CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                                        ASSETS

                                           March 31   December 31   March 31
                                             1994        1993         1993

CURRENT ASSETS:
Cash and cash equivalents                 $  374.0     $  173.4    $  347.6
Marketable securities (note 2)               425.4        420.7       326.7
Accounts receivable, less allowances:        546.7        454.5       457.1
   $8.3  - March 1994
   $9.1  - December 1993
   $9.5  - March 1993
Program rights                               395.8        581.9       438.4
Recoverable income taxes                                   28.8        99.3
Other                                         20.9         18.2        19.9

TOTAL CURRENT ASSETS                       1,762.8      1,677.5     1,689.0


MARKETABLE SECURITIES (note 2)               797.4        826.0       731.4


PROPERTY, PLANT AND EQUIPMENT:
Land                                          81.4         81.4        76.8
Buildings, improvements and equipment        903.0        896.7       877.9
                                             984.4        978.1       954.7
Less accumulated depreciation                472.3        459.0       463.5

NET PROPERTY, PLANT AND EQUIPMENT            512.1        519.1       491.2



OTHER ASSETS:
Program rights                               104.0         90.9        74.9
Goodwill, net of amortization                278.7        280.6       281.4
Other                                         24.3         24.6        19.0

TOTAL OTHER ASSETS                           407.0        396.1       375.3

TOTAL ASSETS                              $3,479.3     $3,418.7    $3,286.9

      See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31  December 31  March 31
                                               1994       1993        1993

CURRENT LIABILITIES:
Accounts payable                            $   36.5    $   33.4   $   40.1
Accrued salaries, wages and benefits            58.0        72.6       52.8
Liabilities for talent and program rights      373.9       317.4      371.3
Liabilities for securities sold under
 repurchase agreements (note 2)                354.6       374.7      312.4
Debt                                              .8          .9      403.5
Income taxes                                    15.9
Other                                          177.9       239.9      426.6

TOTAL CURRENT LIABILITIES                    1,017.6     1,038.9    1,606.7

LONG-TERM DEBT (note 4)                        590.2       590.3      479.2

OTHER LIABILITIES                              417.3       406.0      431.9

DEFERRED INCOME TAXES                          127.2       120.8      148.2

PREFERENCE STOCK, SERIES B, PAR VALUE $1.00
 PER SHARE, SUBJECT TO REDEMPTION (note 5)     117.8       124.7      124.6

SHAREHOLDERS' EQUITY:
Common stock, par value $2.50 per share:        62.1        62.0       61.9
  authorized: 100,000,000 shares
  issued: 24,822,345 shares - March 1994
          24,816,623 shares - December 1993
          24,750,292 shares - March 1993
Additional paid-in capital                     319.0       318.6      276.4
Unrealized holding gains (note 2)               10.4
Retained earnings                            2,499.7     2,441.9    2,194.8
                                             2,891.2     2,822.5    2,533.1

Less shares of common stock in treasury,
    at cost:                                 1,682.0     1,684.5    2,036.8
  9,315,973 shares - March 1994
  9,332,916 shares - December 1993
 11,280,144 shares - March 1993               _______    _______    _______

TOTAL SHAREHOLDERS' EQUITY                   1,209.2     1,138.0      496.3

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $3,479.3    $3,418.7   $3,286.9


       See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)






                                                Three months ended
                                                     March 31

                                                  1994         1993

Net sales                                       $1,246.9      $878.7
Cost of sales                                   (1,024.4)     (712.9)
Selling, general and
  administrative expenses                         (121.4)     (105.1)
Other income, net                                    1.2         1.8

Operating income                                   102.3        62.5

Interest income on investments,
  net (note 2)                                      23.3        36.9
Interest expense on debt, net                      (11.2)      (13.6)

Interest, net                                       12.1        23.3

Income from operations
 before income taxes                               114.4        85.8

Income taxes (note 3)                              (45.1)      (31.6)

Net income                                      $   69.3      $ 54.2


Per share of common stock:
  Net income                                    $   4.23      $ 3.50


 See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

                                                      Three months ended
                                                           March 31

                                                         1994     1993
Operating activities:
 Net income                                             $ 69.3   $ 54.2
 Adjustments:
   Depreciation and amortization                          19.0     16.2
   Gain on sale of marketable securities, net             (6.7)   (19.2)
 Changes in assets and liabilities*:
   Accounts receivable                                   (92.2)   (39.7)
   Program rights, net                                   233.7    188.0
   Other, net                                            (24.6)   (21.6)
                                                         198.5    177.9

Investing activities:
 Marketable securities
   Gross sales                                           570.7    679.2
   Gross purchases                                      (522.7)  (633.2)
   Liabilities for securities sold under
      repurchase agreements                              (20.1)     3.7
 Capital expenditures                                    (10.2)   (20.5)
                                                          17.7     29.2
Financing activities:
 Dividends to shareholders                               (10.7)    (6.5)
 Other, net                                               (4.9)     1.6
                                                         (15.6)    (4.9)

Net increase in cash and cash equivalents                200.6    202.2

Cash and cash equivalents at beginning of period         173.4    145.4

Cash and cash equivalents at end of period              $374.0   $347.6


   See accompanying notes to consolidated condensed financial statements.



 *Excludes effect of items included in Adjustments.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)



Note 1. The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. There are no material adjustments other than those that are normal and recurring, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as discussed in note 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.



Note 2. On January 1, 1994 the Company adopted SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities." As of that date, the Company classified its marketable securities as available-for-sale and recorded an unrealized post-tax holding gain of $34.2, net of a tax effect of $23.0, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption.

     Income from these investments, classified as interest income on investments, net, consisted of the following:

                                             Three months ended March 31
                                                  1994         1993
Interest income                                  $18.0        $18.3
Dividend income                                    1.8          2.0
Interest expense on repurchase agreements         (3.2)        (2.6)
Gross realized gains                              10.1         19.8
Gross realized losses                             (3.4)         (.6)
                                                 $23.3        $36.9

The cost of marketable securities sold was determined by specific identification.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

During the first quarter 1994 there were no trading securities or securities held-to-maturity. The marketable securities as of March 31, 1994 consisted of the following:

                                         Fair       Unrealized Holding
                                         Value       Gains     Losses
U.S. Government and its Agencies       $  429.3      $12.1      $ 2.3
States and their Agencies                  61.0         .6         .9
Political Subdivisions of States,
  and their agencies                      258.4        5.2        5.3
Corporate securities:
  Equity                                  108.4       13.2        1.8
  Debt                                    365.7        1.2        4.6
                                       $1,222.8      $32.3      $14.9

The above unrealized holding gains and losses, net of income taxes of $7.0, are reflected as "Unrealized holding gains" in shareholders' equity.

The maturities of the Company's investment in debt securities, at fair value, as of March 31, 1994 were as follows:

                Within 1 year                   $  106.3
                After 1 year through 5 years       442.0
                After 5 years through 10 years     300.7
                After 10 years                     265.4
                                                $1,114.4

The Company routinely enters into agreements to sell and repurchase certain marketable securities. Due to the agreements to repurchase, the sales of these securities are not recorded. Instead, the liabilities to repurchase securities sold under these agreements are reported as current liabilities and the investments acquired with the funds received are included in cash equivalents and/or short-term marketable securities. As of March 31, 1994, securities sold and the corresponding liabilities (both including accrued interest) under such repurchase agreements were as follows:

                                                   Fair       Repurchase
                  Securities                      Value      Liabilities
                U.S. Treasury notes
                Maturity Term:
                up to 30 days                     $136.1        $137.1
                30-90 days                          66.7          67.0
                over 90 days                        84.2          83.3

                U.S. Government agency notes
                Maturity Term:
                up to 30 days                       56.8          57.3
                over 90 days                        10.1           9.9
                                                  $353.9        $354.6

The loan rates on the repurchase liabilities varied between 3.40% and 4.00% for U.S. Treasury notes and between 3.45% and 4.05% for U.S. Government agency notes.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

Note 3. Total tax expense on income from operations before income taxes for the three months ended March 31, 1994 amounted to $45.1 million (an effective rate of 39.4%) compared to $31.6 million (an effective rate of 36.8%) for the comparable period in 1993. A reconciliation between the statutory Federal income tax rate and the Company's effective income tax rate as a percentage of income from operations before income taxes is as follows:

                                                 Three months ended March 31
                                                      1994         1993

     Statutory Federal income tax rate                35.1%        34.1%
        Income from tax preference securities         (1.8)        (2.7)
        State and local taxes                          5.3          5.2
        Other, net                                      .8           .2

     Effective income tax rate                        39.4%        36.8%


Note 4. As required by SFAS No. 107, "Disclosure about Fair Value of Financial Instruments," the Company estimated that, based primarily on quoted market prices for its traded issues, the fair value of its long-term debt at March 31, 1994 exceeded its book value by approximately $7.4. It is anticipated, however, that this debt ultimately will be redeemed at amounts approximating its book value.


Note 5. In the first quarter of 1994, the Company purchased 50,000 of certain custody receipts, which are derived securities of the Company's Series B Preference Stock, for $5.5 which included a premium of $.5. These securities have the right to receive future dividends and the redemption price, but do not have the right of conversion. The purchase of these securities was accounted for as a redemption of 50,000 shares of Series B Preference Stock. (If the conversion feature related to these securities is exercised, the Company will receive $5.0 towards the exercise price and will issue 34,575 shares of its common stock.) In a separate transaction the Company made an inducement payment of $.1 for the conversion of 20,000 shares of its Series B Preference Stock. The above premium and the inducement payment were subtracted from net income to arrive at net income applicable to common shares in the calculation of Earnings Per Share.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Operations
During the first quarter of 1994, the Company's net income increased to $69.3 million from $54.2 million in the first quarter of 1993 and net sales increased to $1,246.9 million from $878.7 million. The increase in net sales was primarily due to the Television Network Division's broadcast of the Lillehammer Olympic Winter Games.

The Company recorded a pretax operating income of $102.3 million in the first quarter of 1994 compared with $62.5 million in the first quarter of 1993, largely attributable to a strong programming schedule, strengthened demand for advertising and active cost control. Operating profits also benefited from the Company's coverage of the Olympic Winter Games. Operating income at the Television Network Division essentially remained the same from the comparable period of 1993. Earnings in the late-night, daytime and sports were higher than in the first quarter of 1993, due primarily to higher unit pricing. The earnings in primetime entertainment declined due to program preemptions for coverage of the Olympic Winter Games. Sales and profits for the Television Stations Division significantly increased as a result of the Television Network's coverage of the Olympic Winter Games as well as to increased demand for local television advertising in each of the seven markets of the Division. Operating profits at the Radio Division increased principally as a result of sales gains at the Division's AM Group of Stations.

Interest, net, declined to $12.1 million in the first quarter of 1994 from $23.3 million in the first quarter of 1993. Interest income in the first quarter of 1994 included gains from the sale of securities of $6.7 million compared with $19.2 million in the 1993 quarter.

The effective tax rate for the first quarter of 1994 increased over the comparable quarter in 1993, due primarily to the reduced proportion of income from tax preference securities and to the higher statutory Federal income tax rate.

Comparison of the results of the first quarter of 1994 to the fourth quarter of 1993 is not meaningful because of the seasonal nature of the Company's business.

Liquidity and capital resources:

During the three months ended March 31, 1994, cash and cash equivalents increased by $200.6 million and marketable securities, net of repurchase agreements, decreased by $3.8 million for a net increase in liquid assets of $196.8 million. This increase resulted primarily from positive cash flows from operating activities.



Year-to-date cash flows for 1994 and 1993 varied as follows:

     Operating activities:

     The $20.6 million higher cash flows in 1994, compared with the same period in 1993 were due primarily to the increase in cash flows from operating income, offset by decreased interest income and by fluctuations in various asset and liability accounts resulting from the timing of transactions.


     Investing and financing activities:

     The variance in cash flows from investing activities was primarily due to increased investments in marketable securities, offset by a decrease in capital expenditures. The decreased activity in sales and purchases of marketable securities for 1994, compared with the same period in 1993, was primarily due to market conditions.

     The variance in cash flows from financing activities was primarily due to an increase in dividends paid to shareholders as a result of the Company's increased cash dividend on its common stock in 1994 compared with the same period in 1993 and to the redemption of 50,000 shares of the Company's Preference Stock (note 5).


The Company's liquid assets include the following (in millions):
                                                     As of
                                       March 31  December 31  March 31
                                        1994        1993        1993
Cash and cash equivalents             $  374.0   $  173.4    $  347.6
Marketable securities:
   Current                               425.4      420.7       326.7
   Noncurrent                            797.4      826.0       731.4
Liabilities for securities sold
   under repurchase agreements          (354.6)    (374.7)     (312.4)
                                      $1,242.2   $1,045.4    $1,093.3

                                  PART II

Item 1.  Legal Proceedings.

a. There has been no change in the status, most recently reported in Item 1 of Registrant's Form 10-K for 1993 (under the caption "Material Licenses and Federal Regulation"), of its application to renew the television broadcast license for WBBM-TV, Chicago.

b. There has been no change in the status, most recently reported in Item 1 of Registrant's Form 10-K for 1993 (under the caption "Material Licenses and Federal Regulation"), of its application to renew the television broadcast license for KCBS-TV, Los Angeles.

c. There has been no change in the status, most recently reported in Item 1 of Registrant's Form 10-K for 1993 (under the caption "Material Licenses and Federal Regulation"), of its application to renew the television broadcast license for WCBS-TV, New York, New York.

d. On April 1, 1994, Registrant filed with the Federal Communications Commission a timely application to renew the television license for WCAU-TV, Philadelphia. The date by which oppositions or competing applications may be filed is July 1, 1994.

e. Various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted.


Item 6. Exhibits and Reports on Form 8-K

a. Filed herewith as Exhibit 11 is a statement regarding the computation of earnings per common share and as Exhibit 12 is a computation of consolidated ratio of earnings to fixed charges.

b.  No reports on Form 8-K have been filed during the relevant period.


                                 SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CBS Inc.
                                       (Registrant)



Date:  April 29, 1994              By: S/Peter W. Keegan
                                       Peter W. Keegan
                                       Senior Vice President, Finance
                                               -and-
                                       Principal Financial and
                                       Accounting Officer