Form 10-Q
period 1994-06-30
CBS INC
filed 1994-08-11
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1994

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




            Class                              Outstanding at August 10, 1994

Common Stock $2.50 par value                            15,734,029

                       PART I. FINANCIAL INFORMATION



CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS (note 6)
(Dollars in millions, except per share amounts)

                                        ASSETS

                                           June 30    December 31   June 30
                                             1994        1993         1993

CURRENT ASSETS:
Cash and cash equivalents                 $  340.2     $  173.4    $  423.6
Marketable securities (note 2)               386.0        420.7       360.1
Accounts receivable, less allowances:        417.3        454.5       373.3
   $9.7  - June 1994
   $9.1  - December 1993
  $10.0  - June 1993
Program rights                               338.1        581.9       385.4
Recoverable income taxes                                   28.8        50.3
Other                                         24.0         18.2        16.3

TOTAL CURRENT ASSETS                       1,505.6      1,677.5     1,609.0



MARKETABLE SECURITIES (note 2)               962.5        826.0       807.1



PROPERTY, PLANT AND EQUIPMENT:
Land                                          81.4         81.4        81.4
Buildings, improvements and equipment        920.2        896.7       879.5
                                           1,001.6        978.1       960.9
Less accumulated depreciation                487.3        459.0       467.7

NET PROPERTY, PLANT AND EQUIPMENT            514.3        519.1       493.2



OTHER ASSETS:
Program rights                               161.8         90.9        79.5
Goodwill, net of amortization                268.5        280.6       279.5
Other                                         23.1         24.6        14.8

TOTAL OTHER ASSETS                           453.4        396.1       373.8

TOTAL ASSETS                              $3,435.8     $3,418.7    $3,283.1

      See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS (note 6)
(Dollars in millions, except per share amounts)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30   December 31  June 30
                                               1994       1993        1993

CURRENT LIABILITIES:
Accounts payable                            $   35.2    $   33.4   $   29.3
Accrued salaries, wages and benefits            66.0        72.6       61.7
Liabilities for talent and program rights      227.5       317.4      266.9
Liabilities for securities sold under
 repurchase agreements (note 2)                364.6       374.7      338.2
Debt                                              .7          .9       12.9
Income taxes                                    44.2
Other                                          177.0       239.9      415.7

TOTAL CURRENT LIABILITIES                      915.2     1,038.9    1,124.7

LONG-TERM DEBT                                 590.1       590.3      479.1

OTHER LIABILITIES                              410.4       406.0      430.3

DEFERRED INCOME TAXES                          108.8       120.8      140.3

PREFERENCE STOCK, SERIES B, PAR VALUE $1.00
 PER SHARE, SUBJECT TO REDEMPTION (note 5)     112.8       124.7      124.6

SHAREHOLDERS' EQUITY:
Common stock, par value $2.50 per share:        62.1        62.0       61.9
  authorized: 100,000,000 shares
  issued: 24,831,120 shares - June 1994
          24,816,623 shares - December 1993
          24,775,748 shares - June 1993
Additional paid-in capital                     319.4       318.6      311.4
Unrealized holding losses (note 2)              (5.3)
Retained earnings                            2,598.1     2,441.9    2,295.3
                                             2,974.3     2,822.5    2,668.6

Less shares of common stock in treasury,
    at cost:                                 1,675.8     1,684.5    1,684.5
  9,281,398 shares - June 1994
  9,332,916 shares - December 1993
  9,332,969 shares - June 1993                _______    _______    _______

TOTAL SHAREHOLDERS' EQUITY                   1,298.5     1,138.0      984.1

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $3,435.8    $3,418.7   $3,283.1


       See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME (note 6)
(Dollars in millions, except per share amounts)

                                    Three months ended    Six months ended
                                          June 30             June 30

                                     1994       1993       1994      1993

Net sales                            $882.7     $835.7  $2,129.6   $1,714.4
Cost of sales                        (591.6)    (579.9) (1,616.0)  (1,292.8)
Selling, general and
  administrative expenses            (118.5)    (115.0)   (239.9)    (220.1)
Other income, net (note 4)              1.9       12.4       3.1       14.2

Operating income                      174.5      153.2     276.8      215.7

Interest income on investments,
  net (note 2)                         19.0       32.0      42.3       68.9
Interest expense on debt, net         (11.0)      (9.2)    (22.2)     (22.8)

Interest, net                           8.0       22.8      20.1       46.1

Income before income taxes            182.5      176.0     296.9      261.8

Income taxes (note 3)                 (73.2)     (68.6)   (118.3)    (100.2)


Net income                           $109.3     $107.4  $  178.6   $  161.6



Per share of common stock:
  Net income                         $ 6.84     $ 6.73  $  11.07   $  10.23



     See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

                                                      Six months ended
                                                           June 30

                                                       1994       1993
Operating activities:
 Net income                                           $178.6   $  161.6
 Adjustments:
   Depreciation and amortization                        38.4       33.3
   Gain on sale of marketable securities, net           (6.7)     (33.4)
 Changes in assets and liabilities*:
   Accounts receivable                                  37.2       44.1
   Program rights, net                                  78.7      130.9
   Other, net                                            9.9       23.4
                                                       336.1      359.9

Investing activities:
 Marketable securities
   Gross sales                                         782.5    1,184.8
   Gross purchases                                    (886.5)  (1,233.7)
   Liabilities for securities sold under
      repurchase agreements                            (10.1)      29.5
 Capital expenditures                                  (30.1)     (47.1)
                                                      (144.2)     (66.5)
Financing activities**:
 Dividends to shareholders                             (21.3)     (13.5)
 Other, net                                             (3.8)      (1.7)
                                                       (25.1)     (15.2)

Net increase in cash and cash equivalents              166.8      278.2

Cash and cash equivalents at beginning of period       173.4      145.4

Cash and cash equivalents at end of period            $340.2   $  423.6


   See accompanying notes to consolidated condensed financial statements.



 *Excludes effect of items included in Adjustments.
**Excludes noncash item in 1993 for the conversion of $389.6 of the Company's 5% convertible debentures into common stock.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS



Note 1. The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. There are no material adjustments other than those that are normal and recurring, except for the adoption of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities" as discussed in note 2. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and subsequent quarterly filing.



Note 2. On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of that date, the Company classified its marketable securities as available-for-sale and recorded an unrealized post-tax holding gain of $34.2 million, net of a tax effect of $23.0 million, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption.

     Income from these investments, classified as interest income on investments, net, consisted of the following (in millions):

                                             Three months     Six months
                                             ended June 30   ended June 30
                                             1994     1993   1994     1993
Interest income                             $20.4    $18.8  $38.4    $37.1
Dividend income                               1.9      1.7    3.7      3.7
Interest expense on repurchase agreements    (3.3)    (2.7)  (6.5)    (5.3)
Gross realized gains                          3.1     15.0   13.2     34.8
Gross realized losses                        (3.1)     (.8)  (6.5)    (1.4)
                                            $19.0    $32.0  $42.3    $68.9

The cost of marketable securities sold was determined by specific identification.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

During the first six months 1994 there were no trading securities or securities held-to-maturity. The marketable securities as of June 30, 1994 consisted of the following (in millions):


                                         Fair       Unrealized Holding
                                         Value       Gains     Losses
U.S. Government and its Agencies       $  451.1      $ 4.9      $ 5.5
States and their Agencies                  80.7         .2        1.6
Political Subdivisions of States,
  and their agencies                      275.0        3.1        6.2
Corporate securities:
  Equity                                  144.8       12.3        3.0
  Debt                                    396.9         .3       13.4
                                       $1,348.5      $20.8      $29.7

The above unrealized holding gains and losses, net of income taxes of $3.6 million, are reflected as "Unrealized holding losses" in shareholders' equity.


     The Company routinely enters into agreements to sell and repurchase certain marketable securities. Due to the agreements to repurchase, the sales of these securities are not recorded. Instead, the liabilities to repurchase securities sold under these agreements are reported as current liabilities and the investments acquired with the funds received are included in cash equivalents and/or short-term marketable securities. As of June 30, 1994, securities sold and the corresponding liabilities (both including accrued interest) under such repurchase agreements were as follows (in millions):

                                                   Fair       Repurchase
                  Securities                      Value      Liabilities
                U.S. Treasury notes
                   Maturity Term:
                   up to 30 days                  $ 98.2        $ 98.5
                   30-90 days                      173.4         172.7
                   over 90 days                     52.9          52.2

                U.S. Government agency notes
                   Maturity Term:
                   up to 30 days                    19.1          18.8
                   30-90 days                       15.6          15.9
                   over 90 days                      6.2           6.5
                                                  $365.4        $364.6

The loan rates on the repurchase liabilities varied between 2.50% and 5.00% for U.S. Treasury notes and between 4.05% and 8.70% for U.S. Government agency notes.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 3. Total tax expense on income before income taxes for the six months ended June 30, 1994 amounted to $118.3 million (an effective rate of 39.8%) compared to $100.2 million (an effective rate of 38.3%) for the comparable period in 1993. A reconciliation between the statutory Federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes is as follows:
                                                 Six months ended June 30
                                                      1994         1993

     Statutory Federal income tax rate                35.1%        34.1%
        Income from tax preference securities         (1.4)        (1.7)
        State and local taxes                          5.2          5.3
        Other, net                                      .9           .6

     Effective income tax rate                        39.8%        38.3%

Note 4. In the second quarter of 1993, the Company recorded a pretax gain of $10.7 million related to insurance settlements for hurricane damage to its television station in Miami.

Note 5. In the second quarter and first quarter of 1994, the Company made inducement payments of $.3 million and $.1 million, respectively, for the conversion of 50,000 shares and 20,000 shares, respectively, of its Series B Preference Stock. In addition, as mentioned in the Company's 1994 first quarter Form 10-Q, the Company purchased 50,000 of certain custody receipts which are derived securities of the Company's Series B Preference Stock. The purchase of these securities was accounted for as a redemption of 50,000 shares of Series B Preference Stock.

Note 6.  Subsequent event.
On July 25, 1994, the Company commenced a tender offer to purchase for cash 3,500,000 shares (the Shares) of its common stock at a price of $325 per share upon the terms and subject to the conditions set forth in the Offer to Purchase and in the related Letter of Transmittal (which together constitute the "Offer"). (The form of Offer is included in Schedule 13E-4 filed July 25, 1994 with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934.) The Company intends to fund the purchase of the Shares pursuant to the Offer from available cash and the sale of marketable securities.
         Set forth below is certain unaudited pro forma consolidated condensed financial information of the Company, based upon its 1994 second quarter financial statements adjusted to reflect the expected results of the Offer. In accordance with the Securities and Exchange Commission's regulations, the pro forma income statement assumes that the Offer has been completed as of January 1, 1994 while the pro forma balance sheet assumes that the Offer was completed as at June 30, 1994. The pro forma financial information is based on certain assumptions and estimates and, therefore, does not purport to be indicative of (a) the results that actually would have been achieved, or the balance sheet as it actually would have been, if the purchase of the Shares pursuant to the Offer had been completed as of such dates or (b) future results of operations and financial condition.
         The Unaudited Pro Forma Consolidated Condensed Financial Statements below should be read in conjunction with the Company's 1994 second quarter financial statements and other notes included in this 10-Q as well as with the following assumptions and estimates:

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(a) Assumes the purchase pursuant to the Offer of 3,500,000 shares at a price of $325 per share, but does not adjust for transaction costs and expenses which are not considered significant.

(b) All of the Company's long-term investment portfolio of marketable securities has been reclassified to current assets except for $84.1 million as of June 30, 1994, related to marketable securities invested in a trust fund to implement the Company's agreement with the New York City Industrial Development Agency. (Under this agreement, the Company is required to invest in production facilities and develop new broadcasting and production technologies in New York City in return for certain tax incentives and low-cost energy.)

(c) It is assumed that $356.0 million of liabilities for securities sold under repurchase agreements, included in current liabilities, are extinguished as the investments related to these liabilities are liquidated for the purchase of the Shares pursuant to the Offer.

(d) An assumed rate of interest of 7.5% pre-tax was used to calculate the reduction in interest income attributable to cash outlays from the Company's portfolios.

(e) For computing the pro forma earnings per share of common stock for the six months ended June 30, 1994, the common shares expected to be purchased under the Offer of 3,500,000 were subtracted from the weighted average shares outstanding of 15,514,000 to arrive at the pro forma adjusted weighted average shares outstanding. The fully diluted earnings per share of common stock was considered equal to the earnings per common share computed based upon the adjusted weighted average shares outstanding, because the addition of common stock equivalents and other potentially dilutive securities would have resulted in immaterial dilution.

(f) For the purpose of computing the ratio of earnings to fixed charges, earnings consist of income from continuing operations before provisions for income taxes and fixed charges. Fixed charges consist of interest on debt, amortization of debt discount and debt issue expenses and the portion of rentals deemed representative of the interest factor. For the computation of the pro forma ratio of earnings to fixed charges for the six months ended June 30, 1994, earnings was reduced by $42.5 million of pretax loss of interest income attributed to cash outlays for the purchase of the Shares.

The unaudited Pro Forma Consolidated Condensed Income Statement for the six months ended June 30, 1994 is as follows (dollars in million, except per share amounts):
                                As Reported Adjustments  Pro Forma

     Net sales                   $2,129.6                $2,129.6

     Net income                  $  178.6     $(25.4)(d) $  153.2

     Per share of common stock:
       Net income                $  11.07     $ 1.12 (e) $  12.19

     Ratio of earnings to
       fixed charges              10.35:1                  9.02:1(f)

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


The unaudited Pro Forma Consolidated Condensed Balance Sheet as of June 30, 1994 is as follows (dollars in millions):


                                      As Reported   Adjustments    Pro Forma

Cash and cash equivalents, and
  marketable securities                $  726.2   $(1,137.5)(a)   $  111.1
                                                      878.4 (b)
                                                     (356.0)(c)

Other current assets                      779.4    ________          779.4
    Total current assets                1,505.6      (615.1)         890.5

Marketable securities                     962.5      (878.4)(b)       84.1
Net property, plant and equipment         514.3                      514.3
Goodwill, net of amortization             268.5                      268.5
Other assets                              184.9                      184.9
                                       $3,435.8   $(1,493.5)      $1,942.3


Current liabilities                    $  915.2   $  (356.0)(c)   $  559.2
Long-term debt                            590.1                      590.1
Other liabilities                         410.4                      410.4
Deferred income taxes                     108.8                      108.8
Preference stock subject to redemption    112.8                      112.8
Shareholders' equity                    1,298.5    (1,137.5)(a)      161.0
                                       $3,435.8   $(1,493.5)      $1,942.3


The Company announced that following the consummation of the Offer it intends to effect a 5 for 1 share split to be effected in the form of a stock dividend of four new shares on each outstanding common share.

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
Operations
The Company's net sales increased 6 percent in the second quarter compared with the 1993 second quarter, due primarily to higher sales at the Television Network. The Network's improvement was mainly a result of increased revenues in the late-night time period as well as strong scatter pricing in the primetime, daytime, and news dayparts. In addition, the increase in net sales for the first six months of 1994 compared with the same period in 1993 was mainly caused by the Television Network Division's broadcast of the Lillehammer Olympic Winter Games which aired in the first quarter of 1994.

In the second quarter, pretax operating income increased 14 percent over 1993. The Television Network reported a significant increase in income due largely to higher sales, as explained above. During the second quarter of 1993, the Television Stations Division recorded a pretax gain of $10.7 million related to insurance settlements for hurricane damage to its television station in Miami. Absent the impact of this gain from insurance proceeds, operating income for the Television Stations Division increased over the comparable period of 1993. Operating income at the Radio Division increased principally as a result of sales gains at the Radio Networks and the Division's FM Group of Stations.

For the first six months of 1994, pretax operating income increased 28 percent over 1993, due principally to a strong programming schedule, strengthened demand for advertising and active cost control. Operating profits also benefited from the Company's coverage of the Olympic Winter Games. Operating income increased at the Television Network mainly as a result of increased sales in the late-night time period. Sales and profits for the Television Stations Division significantly increased as a result of the Television Network's coverage of the Olympic Winter Games, as well as to increased demand for local television advertising in each of the seven markets of the Division. Operating income at the Radio Division increased principally as a result of sales gains at the Radio Networks and at the Division's AM and FM Groups of Stations.

The decrease in interest, net, in the second quarter of 1994 and the six months ended June 30, 1994, compared with the prior-year periods, reflected decreases in gains from the sale of marketable securities of $14.2 million, and $26.7 million for those respective periods.

The effective income tax rates for the second quarter and six months ended June 30, 1994 were higher than the comparable periods in 1993 due primarily to the higher statutory Federal income tax rate in 1994.

In the second quarter of 1994, the Company recorded net income of $109.3 million, or a second-quarter record of $6.84 per share, compared with $107.4 million, or $6.73 per share, for the second quarter of 1993. The 1993 second quarter included two non-recurring items of $.96 per share -- an insurance settlement and gains from the sale of marketable securities, as were mentioned above. In addition, in the first quarter of 1993 and 1994, the Company also recorded gains from the sale of marketable securities, on a pretax basis, of $19.2 million and $6.7 million, respectively. Absent the impact of the gains from the sale of marketable securities and the insurance settlement, net income per share registered an increase of 19 percent and 27 percent for the second quarter and for the six months ended June 30, 1994, respectively.

Comparison of the second quarter of 1994 with the first quarter of 1994 is not meaningful because of the seasonal nature of the Company's business.

Liquidity and capital resources:

During the six months ended June 30, 1994, cash and cash equivalents increased by $166.8 million and marketable securities, net of repurchase agreements, increased by $111.9 million for a net increase in liquid assets of $278.7 million. This increase resulted primarily from positive cash flows from operating activities.

Year-to-date cash flows for 1994 and 1993 varied as follows:

      Operating activities:

      The $23.8 million lower positive cash flows in 1994, compared with the same period in 1993 were due primarily to a scheduled payment made in 1994 as part of the acquisition of rights to the 1998 Olympic Winter Games, fluctuations in various asset and liability accounts resulting from the timing of transactions, and decreased interest income partially offset by increased operating income.

      Investing and financing activities:

      The variance in cash flows from investing activities was primarily due to increased investments in marketable securities, offset by a decrease in capital expenditures because of additional expenditures in 1993 related largely to the acquisition and renovation of the Ed Sullivan Theater in New York City. The decreased activity in sales and purchases of marketable securities for 1994, compared to the same period in 1993, was primarily due to market conditions.

      The variance in cash flows from financing activities was primarily due to an increase in dividends paid to shareholders as a result of the Company's increased cash dividend on its common stock in 1994 compared with the same period in 1993.

The Company's liquid assets include the following (in millions):
                                                     As of
                                        June 30  December 31    June 30
                                         1994        1993        1993
Cash and cash equivalents             $  340.2    $  173.4    $  423.6
Marketable securities:
   Current                               386.0       420.7       360.1
   Noncurrent                            962.5       826.0       807.1
Liabilities for securities sold
   under repurchase agreements          (364.6)     (374.7)     (338.2)
                                      $1,324.1*   $1,045.4    $1,252.6

*On July 25, 1994, the Company commenced the Offer to purchase for cash 3,500,000 shares of the Company's common stock at $325 per share. The Company intends to finance the purchase of these shares from available cash and the sale of marketable securities. As a result of the purchase of the Shares pursuant to the Offer, the balance in liquid assets as of June 30, 1994, on a pro forma basis, will be reduced by $1,137.5 million. For pro forma information see note 6. Following consummation of the Offer, the Company believes that it will retain sufficient financial flexibility to invest in television programming as well as in strategic acquisitions and joint ventures in media businesses.

                                   PART II

Item 1.  Legal Proceedings.

a. As previously reported in Item 1 of Registrant's 10-Q for the quarter ended March 31, 1994, Registrant filed with the Federal Communications Commission (the "FCC") on April 1, 1994 a timely application to renew the television license for WCAU-TV, Philadelphia. On July 13, 1994, the Philadelphia Lesbian and Gay Task Force and other groups filed with the FCC a petition to deny the WCAU-TV application, to which CBS will respond. CBS believes the station has been operated in accordance with all applicable requirements.

b. In connection with discussions relating to the proposed merger with QVC, Inc. ("QVC"), more fully described in paragraph a of Item 5 hereof, Registrant and its Chief Executive Officer, Laurence A. Tisch, were named defendants in certain shareholder law suits. Such suits are described in Registrant's July 25, 1994 Offer to Purchase for Cash by CBS Inc. 3,500,000 Shares of Its Common Stock at $325 Net Per Share (the "Offer"), which is included in Schedule 13E-4 filed July 25, 1994 with the Securities and Exchange Commission pursuant to Section 13(e)(1) of the Securities Exchange Act of 1934. The text at pages 4-5 of the Offer which appears under the caption "CBS-QVC Shareholder Suits", which is set forth as one of several captions under the heading "Recent Developments", is incorporated herein by reference in its entirety. (The Offer is more fully discussed and described in Item 2, and in paragraphs b and c of Item 5, of Part II of this Report.)

c. Various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted.

Item 2.  Changes in Securities.

Consummation of the Offer will result in substantially reduced cash balances, working capital and shareholders' equity. With respect to possible effect on the payment of dividends, that portion of the text of the Offer under the caption "Financial Impact of Offer", which appears on page 5 under the heading "Recent Developments", is incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders.

a. Registrant's Annual Meeting of Shareholders (the "Meeting") was held on May 11, 1994.

b. At the Meeting, the following director-nominees were elected to the Board of Directors: Laurence A. Tisch, Michel C. Bergerac, Harold Brown,
    Ellen V. Futter, Henry A. Kissinger, Henry B. Schacht, Edson W. Spencer, Franklin A. Thomas, Preston R. Tisch, James D. Wolfensohn and Daniel Yankelovich.

c. (1) The election of directors was the first matter voted upon at the Meeting. Directors so elected will hold office for one year and until their successors shall be elected and shall qualify. The voting results with respect to such matter were:

    Director-Nominee                 Votes For       Votes Withheld

    Laurence A. Tisch                12,400,982          70,797
    Michel C. Bergerac               12,400,250          71,529
    Harold Brown                     12,400,520          71,259
    Ellen V. Futter                  12,403,544          68,235
    Henry A. Kissinger               12,395,276          76,503
    Henry B. Schacht                 12,404,104          67,675
    Edson W. Spencer                 12,404,094          67,685
    Franklin A. Thomas               12,337,338         134,441
    Preston R. Tisch                 12,398,839          72,940
    James D. Wolfensohn              12,360,997         110,782
    Daniel Yankelovich               12,406,414          65,365

    (2) The second matter voted upon was the election of Coopers & Lybrand to serve as auditors until the next Annual Meeting of Shareholders. The voting results with respect to such matter were: Votes For - 12,395,920; Votes Against - 48,184; Abstentions - 27,675.

    (3) The third matter voted upon was a shareholder proposal to establish a limit on terms for directors. The voting results with respect to such matter were: Votes For - 461,195; Votes Against - 11,178,647; Abstentions - 92,962; Broker Non-Votes - 738,975.

    (4) The fourth matter voted upon was a shareholder proposal that Registrant permit television cameras, other than those under its own control, to be admitted to future annual meetings. The voting results with respect to such matter were: Votes For - 390,338; Votes Against
    -  10,665,994; Abstentions  -  676,472; Broker Non-Votes  -  738,975.

    (5) The fifth and final matter voted upon was a shareholder proposal that Registrant refrain from making recommendations on the proxy card as to how shareholders should vote matters to be brought before the annual meeting. The voting results with respect to such matter were: Votes For - 269,922; Votes Against - 10,924,612; Abstentions - 538,270; Broker
    Non-Votes -   738,975.

d.  Not applicable.

Item 5.    Other Information
a. On June 30, 1994, Registrant and QVC, Inc. ("QVC") announced that they were in discussions regarding a possible business combination whereby QVC would be merged into Registrant, which would be the surviving corporation in such a transaction. The proposed transaction is described in Registrant's press release, dated and disseminated on June 30, 1994, a copy of which is filed as Exhibit 99.a to this Report and is incorporated herein by reference. Also incorporated herein by reference in respect of the proposed QVC transaction is that portion of the text of the Offer under the caption "QVC; Announcement of the Offer and Stock Split", which appears on page 4
    under the heading "Recent Developments".   On July 13, 1994, Registrant
    announced it would not pursue its acquisition of QVC, and issued a press release to such effect, a copy of which is filed as Exhibit 99.b to this Report and is incorporated herein by reference.

b. On July 13, 1994, Registrant announced a proposed self tender offer to purchase up to 3,500,000 Shares of its Common Stock. (See a copy of the press release which is filed as Exhibit 99.b to this Report.) On July 25, Registrant's Schedule 13 E-4 was filed with the Securities Exchange Commission, and the Offer, included therein, was mailed to all of Registrant's shareholders. The Offer is incorporated herein by reference in its entirety. For pro forma financial information in respect of the Offer see (A) Note 6 of Notes to Consolidated Condensed Financial Statements included in Part I of this Report, (B) Management's Discussion and Analysis of Financial Condition and Results of Operations under the caption "Liquidity and capital resources" included in Part I of this Report and (C)
    Item 2 of Part II of this Report.

c. On July 14, 1994, Registrant announced an agreement with Westinghouse Broadcasting Company, Inc. ("Group W") whereby Registrant and Group W will form a comprehensive strategic partnership establishing long-term station affiliations between the Group W owned stations and the CBS Television Network, and new, jointly-held entities involved in various activities relating to television broadcasting. A copy of the press release, dated July 14, 1994, issued in respect of such agreement, is filed as Exhibit 99.c to this Report and is incorporated herein by reference. Also incorporated herein by reference in respect of the CBS-Group W agreement is the text of the Offer under the caption "Group W Announcement", which appears on pages
    3 and 4 under the heading "Recent Developments". In connection with the CBS Television Network's negotiation of new, long-term affiliation agreements with Group W, it is expected that the aggregate level of compensation paid to affiliated stations will increase.

Item 6. Exhibits and Reports on Form 8-K

a. Filed herewith as Exhibit 11 is a statement regarding the computation of earnings per common share and as Exhibit 12 is a computation of consolidated ratio of earnings to fixed charges. See also Exhibit Index on page 16.

b.  No reports on Form 8-K have been filed during the relevant period.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CBS Inc.
                                        (Registrant)


Date:  August 11, 1994              By: S/Peter W. Keegan
                                        Peter W. Keegan
                                        Executive Vice President, Finance
                                               -and-
                                        Principal Financial and
                                        Accounting Officer

                                EXHIBIT INDEX



 Exhibit    Description

   11       Computation of Earnings Per Common Share

   12       Consolidated Ratio of Earnings to Fixed Charges

   99.a     Press Release dated June 30, 1994

   99.b     Press Release dated July 13, 1994

   99.c     Press Release dated July 14, 1994

   99.d Offer to Purchase for Cash by CBS Inc. 3,500,000 Shares of Its Common Stock at $325 Net Per Share, filed July 25, 1994 as
            Exhibit (a)(1) to Schedule 13E-4, incorporated herein by reference