Form 10-Q
period 1994-09-30
CBS INC
filed 1994-11-09
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




            Class                              Outstanding at November 4, 1994

Common Stock $2.50 par value                            61,307,095

                        PART I. FINANCIAL INFORMATION



CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                                        ASSETS

                                       September 30  December 31  September 30
                                           1994         1993         1993

CURRENT ASSETS:
Cash and cash equivalents(notes 2 and 7) $   49.7     $  173.4    $  248.0
Marketable securities (notes 2 and 7)        35.9        420.7       420.6
Accounts receivable, less allowances:       391.5        454.5       413.2
  $13.6  - September 1994
   $9.1  - December 1993
  $10.8  - September 1993
Program rights                              427.1        581.9       635.7
Recoverable income taxes                                  28.8        37.4
Other                                        22.1         18.2        15.4

TOTAL CURRENT ASSETS                        926.3      1,677.5     1,770.3



MARKETABLE SECURITIES (notes 2 and 7)       371.0        826.0       765.2



PROPERTY, PLANT AND EQUIPMENT:
Land                                         81.4         81.4        81.4
Buildings, improvements and equipment       917.5        896.7       895.2
                                            998.9        978.1       976.6
Less accumulated depreciation               487.2        459.0       463.3

NET PROPERTY, PLANT AND EQUIPMENT           511.7        519.1       513.3



OTHER ASSETS:
Program rights                              155.0         90.9        91.0
Goodwill, net of amortization               266.6        280.6       277.5
Other                                        29.9         24.6        23.5

TOTAL OTHER ASSETS                          451.5        396.1       392.0

TOTAL ASSETS                             $2,260.5     $3,418.7    $3,440.8

      See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                     LIABILITIES AND SHAREHOLDERS' EQUITY

                                          September 30 December 31 September 30
                                              1994        1993         1993

CURRENT LIABILITIES:
Accounts payable                              $   28.7    $   33.4   $   34.0
Accrued salaries, wages and benefits              67.3        72.6       58.3
Liabilities for talent and program rights        256.7       317.4      318.7
Liabilities for securities sold under
 repurchase agreements (note 2)                  103.6       374.7      361.2
Debt (note 5)                                    150.8          .9         .9
Income taxes                                       3.3
Other                                            193.6       239.9      415.8

TOTAL CURRENT LIABILITIES                        804.0     1,038.9    1,188.9

LONG-TERM DEBT (note 5)                          589.8       590.3      491.0

OTHER LIABILITIES                                420.8       406.0      413.0

DEFERRED INCOME TAXES                            108.6       120.8      123.4

PREFERENCE STOCK, SERIES B,
 PAR VALUE $1.00 PER SHARE,
 SUBJECT TO REDEMPTION (notes 6 and 8)            89.9       124.7      124.7

SHAREHOLDERS' EQUITY (notes 7 and 8):
Common stock, par value $2.50 per share:          39.4        62.0       62.0
  authorized: 100,000,000 shares
  issued: 15,760,944 shares - September 1994
          24,816,623 shares - December 1993
          24,799,498 shares - September 1993
Additional paid-in capital                       207.6       318.6      316.0
Unrealized holding losses (note 2)                (2.9)
Retained earnings                              1,141.6     2,441.9    2,406.3
                                               1,385.7     2,822.5    2,784.3

Less shares of common stock in treasury,
    at cost:                                   1,138.3     1,684.5    1,684.5
  3,500,000 shares - September 1994
  9,332,916 shares - December 1993
  9,332,916 shares - September 1993            _______     _______    _______

TOTAL SHAREHOLDERS' EQUITY                       247.4     1,138.0    1,099.8

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY    $2,260.5    $3,418.7   $3,440.8


       See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

                                    Three months ended    Nine months ended
                                       September 30         September 30

                                     1994       1993       1994      1993

Net sales                            $727.1     $752.9  $2,856.7   $2,467.3
Cost of sales                        (526.2)    (539.0) (2,142.2)  (1,831.8)
Selling, general and
  administrative expenses            (119.3)    (112.6)   (359.2)    (332.7)
Other income, net (note 4)              2.3       31.5       5.4       45.7

Operating income                       83.9      132.8     360.7      348.5

Interest income on investments,
  net (note 2)                          9.9       23.0      52.2       91.9
Interest expense on debt, net         (11.5)      (9.1)    (33.7)     (31.9)

Interest, net                          (1.6)      13.9      18.5       60.0

Income before income taxes             82.3      146.7     379.2      408.5

Income taxes (note 3)                 (23.8)     (28.5)   (142.1)    (128.7)


Net income                           $ 58.5     $118.2  $  237.1   $  279.8



Per share of common stock:
  Net income (note 8)                $  .77     $ 1.48  $   3.00   $   3.53



     See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

                                                      Nine months ended
                                                        September 30

                                                       1994       1993
Operating activities:
 Net income                                         $  237.1   $  279.8
 Adjustments:
   Depreciation and amortization                        57.5       51.3
   Gain on sale of marketable securities, net           (1.2)     (37.9)
 Changes in assets and liabilities*:
   Accounts receivable                                  63.0        4.2
   Program rights, net                                   4.3     (111.9)
   Other, net                                            8.5       28.7
                                                       369.2      214.2

Investing activities:
 Marketable securities:
   Gross sales                                       1,767.8    1,674.1
   Gross purchases                                    (931.7)  (1,737.1)
   Liabilities for securities sold under
      repurchase agreements                           (271.1)      52.5
 Capital expenditures                                  (47.6)     (83.4)
                                                       517.4      (93.9)
Financing activities**:
 Repurchase of common stock                         (1,138.3)         -
 Dividends to shareholders                             (29.7)     (20.5)
 Extinguishment of debt                                  (.6)     (25.5)
 Issuance of debt                                      150.0       24.0
 Other, net                                              8.3        4.3
                                                    (1,010.3)     (17.7)

Net (decrease) increase in cash and cash equivalents  (123.7)     102.6

Cash and cash equivalents at beginning of period       173.4      145.4

Cash and cash equivalents at end of period          $   49.7   $  248.0


 See accompanying notes to consolidated condensed financial statements.



 *Excludes effect of items included in Adjustments.
**Excludes noncash item in 1993 for the conversion of $389.6 of the Company's 5% convertible debentures into common stock.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. There are no material adjustments other than those that are normal and recurring, except for the repurchase of 3.5 million shares of the Company's common stock and the retirement of previously held treasury shares of 9.1 million in September 1994 (note 7), and the consummation of the stock split in October 1994 (note
8). Earnings per share information presented in this report has been adjusted for the retroactive recognition of the stock split. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1993 Annual Report on Form 10-K and subsequent quarterly filings.

Note 2. On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." As of that date, the Company classified its marketable securities as available-for-sale and recorded an unrealized post-tax holding gain of $34.2 million, net of a tax effect of $23.0 million, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption.
     In the third quarter of 1994, the Company repurchased 3.5 million shares of its common stock (note 7) and funded this repurchase from available cash and the sale of marketable securities. Along with the sale of these marketable securities, the related liabilities for securities sold under repurchase agreements were extinguished.
     During the first nine months of 1994, there were no trading securities or securities held-to-maturity. The marketable securities as of September 30, 1994 consisted of the following (in millions):


                                         Fair       Unrealized Holding
                                         Value       Gains     Losses
U.S. Government and its Agencies         $187.4       $1.0      $ 2.7
States and their Agencies                   3.6         .1          -
Political Subdivisions of States,
  and their agencies                       38.2         .9         .2
Corporate securities:
  Equity                                   78.1        6.5        2.8
  Debt                                     99.6          -        7.7
                                         $406.9       $8.5      $13.4

The above unrealized holding gains and losses, net of income taxes of $2.0 million, are reflected as "Unrealized holding losses" in shareholders' equity.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Income from the Company's investments in marketable securities, classified as interest income on investments, net, consisted of the following
(in millions):

                                        Three months          Nine months
                                     ended September 30    ended September 30
                                        1994     1993        1994     1993
Interest income                        $16.3    $19.9       $54.7    $57.0
Dividend income                          1.4      1.5         5.1      5.2
Interest expense on repurchase
  agreements                            (2.3)    (2.9)       (8.8)    (8.2)
Gross realized gains                    11.3      6.6        24.5     41.4
Gross realized losses                  (16.8)    (2.1)      (23.3)    (3.5)
                                       $ 9.9    $23.0       $52.2    $91.9

The cost of marketable securities sold was determined by specific identification.

Note 3. Total tax expense on income before income taxes for the nine months ended September 30, 1994 amounted to $142.1 million (an effective rate of 37.5%) compared to $128.7 million (an effective rate of 31.5%) for the comparable period in 1993. In the third quarter of 1994, the Company recorded a favorable state and local tax audit settlement for 1988. In the third quarter of 1993, the Company recorded deferred tax benefits resulting from new Federal tax law and a favorable Federal tax audit settlement for the years 1988-1990. A reconciliation between the statutory Federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes is as follows:
                                               Nine months ended September 30
                                                      1994         1993

     Statutory Federal income tax rate                35.1%        35.1%
        Income from tax preference securities         (1.4)        (1.7)
        State and local tax audit settlement          (2.1)           -
        Federal tax audit settlement                     -         (5.1)
        Federal tax law changes                          -         (2.7)
        State and local taxes                          5.3          5.2
        Other, net                                      .6           .7

     Effective income tax rate                        37.5%        31.5%

Note 4. For the three months and the nine months ended September 30, 1993, the Company recorded pretax gains of $1.3 million and $12.0 million, respectively, related to insurance settlements for hurricane damage to its television station in Miami.
     In the third quarter of 1993, the Company recorded a pretax gain of $29.5 million from a settlement with Viacom International Inc. which resolved all pending litigation between them. A portion of the settlement constituted payment for rights granted to Viacom to distribute in the United States and abroad certain television programs owned by the Company. This gain increased the Company's 1993 third quarter earnings by $.23 per share.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 5. In August 1994, the Company entered into a $500.0 million revolving credit agreement, with a syndicate of commercial banks led by Chase Manhattan Bank as agent, which expires in August 1999. The purpose of this credit facility is to provide funds for the Company's working capital requirements subsequent to its recent common stock repurchase (note 7) and for other corporate purposes. Pursuant to the revolving credit agreement, in September 1994, the Company borrowed $150.0 million on a 30 day basis, which was reflected as debt in current liabilities in the balance sheet.
     The Company may repurchase from time to time amounts of one or more series of its publicly held long-term debt, at such prices as the Company considers advisable, the aggregate of such purchases not to exceed $50.0 million.

Note 6. In the third quarter of 1994, shareholders converted 230,000 shares of the Company's Series B Preference Stock. In addition, in the second quarter and first quarter of 1994, the Company made inducement payments of $.3 million and $.1 million, respectively, for the conversion of 50,000 shares and 20,000 shares, respectively, of its Series B Preference Stock. Also, as stated in the Company's 1994 first quarter Form 10-Q, the Company purchased 50,000 of certain custody receipts, which are derived securities of the Company's Series B Preference Stock. The purchase of these securities was accounted for as a redemption of 50,000 shares of Series B Preference Stock.

Note 7. In July 1994, the Company commenced a tender offer to purchase for cash 3.5 million shares of its common stock at $325 per share. The offer concluded in August 1994 at which time approximately 12.4 million shares had been tendered. Simultaneously with the conclusion of the offer, 9.1 million shares of common stock previously held in treasury were retired and restored to the status of authorized but unissued shares. The Company purchased 3.5 million of the tendered shares in September 1994 and funded the purchase from available cash and the sale of marketable securities. These shares so acquired are held in treasury, which upon consummation of the stock split (note 8) amounted to 17.5 million shares.
     Had the tender offer been consummated as of January 1, 1994, the unaudited pro forma net income and earnings per share of common stock would have been $199.0 million and $3.15 per share, respectively, for the nine months ended September 30, 1994. These pro forma amounts do not purport to be indicative of a) the results that actually would have been achieved if the offer had been completed as of January 1, 1994 or b) future results of operations.
     As a result of the retirement of the 9.1 million shares of common stock held in treasury as noted above, the pro-rata share of the individual components of shareholders' equity related to these shares has been removed from shareholders' equity as follows (in millions):

             Common stock                 $   22.8
             Additional paid-in capital      117.8
             Retained earnings             1,506.5
                                          $1,647.1

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 8. In September 1994, the Company announced a 5-for-1 split of its common stock to be effected by paying a stock dividend of four shares (par value $2.50 per share) on each share of common stock on October 18, 1994 to shareholders of record on October 3, 1994. As a result of this distribution,
63.0 million additional shares were issued, which also included the issuance of shares for the 3.5 million shares held in treasury. The common stock of the Company was increased in October 1994 by $157.6 million with a corresponding decrease in additional paid-in capital for the capitalization of the par value of these additional shares issued. The stock dividend had no effect on the Company's retained earnings.
     In accordance with Accounting Principles Board Opinion No. 15, adjusted weighted average number of shares outstanding was restated for computing the earnings per share amounts for all periods presented in this Form 10-Q to reflect the retroactive recognition of the stock split. However, the number of common shares issued and held in treasury were stated on a before stock split-basis for all periods presented in the Consolidated Condensed Balance Sheets, as the stock split was not consummated until October 18, 1994.
     As a result of the stock split, the conversion ratio of the $10 Convertible Series B Preference Stock was adjusted from .6915 shares to
3.4575 shares of common stock for each $10 Convertible Series B Preference
Stock.

Note 9. In September 1994, the Company announced that it will acquire WGPR-TV Channel 62 in Detroit and WVEU-TV Channel 69 in Atlanta for cash of $24.0 million and $22.0 million, respectively. These acquisitions are subject to necessary regulatory approvals and other customary conditions of closing. These acquisitions when consummated will be accounted for by the purchase method.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

Operations
The Company's net sales decreased 3 percent in the third quarter of 1994 compared with the 1993 third quarter, due primarily to lower sales at the Television Network as a result of the absence of professional football and baseball broadcasts in 1994. In addition, the increase in net sales for the first nine months of 1994 compared with the same period in 1993 was mainly caused by the Television Network Division's broadcast of the Lillehammer Olympic Winter Games which aired in the first quarter of 1994 and to strengthened demand for advertising.

In the third quarter, pretax operating income decreased 37 percent over 1993. The Television Network reported a decrease in income because of the absence of a pretax gain of $29.5 million from a legal settlement with Viacom which was recorded in the third quarter of 1993, as well as increased costs for primetime movie programming, increased preemptions, lower ratings for daytime programming, and lower syndication sales. However, Sports programs registered higher operating income despite lower revenues because of the absence of Major League Baseball and National Football League television contracts. During the third quarter of 1994, the Television Stations Division income rose reflecting increased demand for local and national spot television advertising. Sales increases exceeded 10 percent for CBS owned stations in Los Angeles, Chicago and Miami. Sales and operating income at the Radio Division increased led by improved results at the FM Radio Group.

For the first nine months of 1994, pretax operating income increased modestly over 1993, due principally to strengthened demand for advertising. Operating income decreased at the Television Network due to the absence of a legal settlement with Viacom as noted above. Sales and profits for the Television Stations Division increased significantly as a result of the Television Network's coverage of the Olympic Winter Games, as well as to increased demand for local television advertising in each of the seven markets of the Division. Operating income at the Radio Division increased principally as a result of sales gains at the Radio Networks and at the Division's AM and FM Groups of Stations.

The decrease in interest, net, in the third quarter of 1994 compared with the prior year period was due to the loss of interest income from the cash outlays for the purchase of 3.5 million common shares for $1.1 billion (note 7) and a pretax loss of $5.5 million recorded in liquidating marketable securities to fund the repurchase of shares. In addition, in the third quarter of 1993, the Company recorded a pretax gain of $4.5 million from the sale of marketable securities. The decrease in interest, net, for the first nine months of 1994 compared with the same period last year, was due to the decrease in interest, net, in the third quarter of 1994, as explained above, as well as to higher net gains from the sale of marketable securities of $26.7 million in the first six months of 1993 compared with the same period in 1994.

The effective income tax rates for the third quarter and the nine months ended September 30, 1994, were higher than the comparable periods in 1993 due primarily to higher tax benefits in 1993. In 1993, income tax expense was reduced by $31.9 million as a result of deferred tax benefits that resulted from a change in Federal tax law and a favorable Federal tax audit settlement. Whereas in 1994, a favorable state and local tax audit settlement reduced income tax expense by $8.0 million.

The Company recorded certain non-recurring items in the second and third quarters of 1993, as well as in the third quarter of 1994. In 1993 it included gains from an insurance settlement in the second and third quarters; a legal settlement with Viacom, and tax benefits that resulted from a change in Federal tax law and a Federal tax audit settlement in the third quarter. In 1994 it recorded a favorable state and local tax audit settlement. In addition, the Company recorded gains and losses from sale of marketable securities -- gains in the first quarter of 1994 and in the first three quarters of 1993 and losses in the third quarter of 1994. Absent the impact of these items, net income per share registered a decrease of 11 percent and an increase of 16 percent for the third quarter and the nine months ended September 30, 1994, respectively, over prior year periods.

Comparison of the third quarter of 1994 with the second quarter of 1994 is not meaningful because of the seasonal nature of the Company's business.

Liquidity and capital resources:

During the nine months ended September 30, 1994, cash and cash equivalents decreased by $123.7 million and marketable securities, net of repurchase agreements, decreased by $568.7 million for a net decrease in liquid assets of $692.4 million. This decrease resulted primarily from the repurchase of common stock which was funded by available cash and the sale of marketable securities (notes 2 and 7), partially offset by positive cash flows from operating activities.


Year-to-date cash flows for 1994 and 1993 varied as follows:

      Operating activities:

      The $155.0 million higher positive cash flows in 1994, compared with the same period in 1993 were due primarily to the $116.2 million increase in cash flows related to program rights which was due mainly to payments made in 1993 for Major League Baseball contracts. In addition, the positive cash flows in 1994 resulted from the broadcasts of the Olympic Winter Games and National Football League games (for which payments were made in prior periods), were substantially offset by the increased investment in program rights and to a scheduled payment made in 1994 as part of the acquisition of rights to the 1998 Olympic Winter Games.
      Also, cash flows from accounts receivable in 1994 were higher due primarily to higher fourth quarter sales in 1993 compared with the fourth quarter of 1992.

      Investing and financing activities:

      The variances in cash flows from investing and financing activities were related primarily to the repurchase of 3.5 million shares at $325 per share in the third quarter of 1994. In addition, the variance in capital expenditures is due largely to additional expenditures in 1993 related to the acquisition and renovation of the Ed Sullivan Theater in New York City. Also, the Company issued $150.0 million of short-term debt in September 1994 to fund its working capital requirements (note 5).




The Company's liquid assets include the following (in millions):
                                                     As of
                                    September 30  December 31 September 30
                                         1994        1993        1993
Cash and cash equivalents               $ 49.7    $  173.4    $  248.0
Marketable securities:
   Current                                35.9       420.7       420.6
   Noncurrent                            371.0       826.0       765.2
Liabilities for securities sold
   under repurchase agreements          (103.6)     (374.7)     (361.2)
                                        $353.0    $1,045.4    $1,072.6

                                   PART II
Item 1.  Legal Proceedings.

a. As previously reported in Item 1 of Registrant's 10-Q for the quarter ended March 31, 1994, Registrant filed with the Federal Communications Commission (the "FCC") on April 1, 1994 a timely application to renew the television license for WCAU-TV, Philadelphia. On July 13, 1994, the Philadelphia Lesbian and Gay Task Force and other groups filed with the FCC a petition to deny the WCAU-TV application, to which CBS responded on August 22, 1994. CBS believes the station has been operated in accordance with all applicable requirements.

b. As previously reported in Item 1 of Part II of Registrant's 10-Q for the quarter ended June 30, 1994, Registrant and its Chief Executive Officer, Laurence A. Tisch, were named defendants in seven shareholder lawsuits (three in the Supreme Court of the State of New York, three in the Chancery Court in Delaware and one in the Federal Court for the Southern District of New York) following announcement of discussions regarding a possible merger with QVC, Inc. ("QVC"). Following announcement that such discussions had been terminated, as previously reported in said Item 1, on July 15, 1994, the three complaints filed in Delaware Chancery Court were consolidated by the filing of an Amended Complaint, which dropped Registrant and Mr. Laurence Tisch as defendants. On September 23, 1994, counsel for each of the three plaintiffs who had filed suit in the Supreme Court of the State of New York, purportedly on behalf of all common shareholders of Registrant excluding the defendants, executed stipulations voluntarily discontinuing those lawsuits. Those voluntary Stipulations of Discontinuance have been filed with the New York County Supreme Court. The complaint filed in Federal Court is still pending, but the time in which Registrant is required to answer has been extended. Registrant continues to believe that the action is without merit, and it will be contested vigorously if it is not voluntarily dismissed.

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

Date:  November 8, 1994             By: S/Peter W. Keegan
                                        Peter W. Keegan
                                        Executive Vice President, Finance
                                               -and-
                                        Principal Financial and
                                        Accounting Officer