Form 10-K
CBS INC
filed 1995-03-14
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1994       Commission File No. 1-2931

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

                                         Name of each exchange
       Title of each class                on which registered
   Common stock, $2.50 par value         New York Stock Exchange
                                         Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such
filing requirements for the past 90 days.  YES   X       NO     .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 1995 was $3,253,849,686.

As of February 28, 1995 there were 61,352,900 shares of common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Shareholders to be held May 10, 1995 (Part III).

                                     PART I

Item 1. Business.

The registrant, CBS Inc. ("CBS")*, conducts its domestic and international operations either directly or through subsidiaries and joint ventures.

The operations of CBS are carried out primarily by the CBS/Broadcast Group. Other activities of CBS include various activities not directly associated with the Group, i.e., The CBS/FOX Company, Radford Studio Center Inc. and other miscellaneous activities. In addition, a multi-faceted strategic partnership between CBS and Westinghouse Broadcasting Company, Inc. ("Group W") was announced in July 1994. (See caption "Other Activities".)

CBS/Broadcast Group

The CBS/Broadcast Group, through the CBS Television Network, distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming and feature films to 206 independently-owned affiliated stations and the seven CBS owned and operated television stations, which in the aggregate serve the 50 states and the District of Columbia, and to certain overseas affiliated stations. The CBS Operations and Administration Division operates the technical facilities used to produce and distribute programs of the CBS News, Sports and Entertainment Divisions. This division is also responsible for providing facilities management, personnel services, management information systems and administrative support services to CBS, including the CBS/Broadcast Group, and to unaffiliated companies for a fee. The CBS/Broadcast Group consists of seven divisions, whose operations are briefly described below:

The CBS Entertainment Division produces and otherwise acquires entertainment series and other programs, and acquires feature films, for distribution by the CBS Television Network for broadcast.

The CBS Television Network Division operates the CBS Television Network and, through its CBS Marketing and Communications and CBS Sales units, is responsible for sales of advertising time for CBS Television Network broadcasts and related marketing research, merchandising and sales promotion activities. Through its CBS Affiliate Relations unit, this division is also responsible for the full range of ongoing activities and mutual concerns between the CBS Television Network and the 206 independently-owned affiliated stations.

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

The CBS News Division operates a worldwide news organization which produces regularly scheduled news and public affairs broadcasts and special reports forthe CBS Television and Radio Networks. This division also produces certain news-oriented programming for broadcast in the early morning daypart and in designated hours during prime time. CBS News Productions, a unit of the CBS News Division, produces documentaries for sale to other media outlets.

The CBS Sports Division produces and otherwise acquires sports programs for distribution by the CBS Television Network for broadcast.

The CBS Television Stations Division operates and serves as sales representative for the seven CBS-owned television stations (serving New York, Chicago, Los Angeles, Philadelphia, Minneapolis-St. Paul (which includes two satellite stations), Green Bay-Appleton (which includes a satellite station) and Miami). The division also owns and operates Midwest Sports Channel, a supplier of regional sports programming to cable subscribers in Minnesota, North Dakota, South Dakota, northern Iowa and western Wisconsin, and Teleport Minnesota, which provides programming and technical services to cable operators in the upper Midwest and operates a service enabling broadcast companies and other clients to transmit video signals into and out of Minnesota.

In connection with the implementation of a joint venture agreement with Group W described below under the caption "Other Activities", it is contemplated that the CBS-owned television station in Philadelphia and certain assets of the CBS-owned television station in Miami will be exchanged for other television stations and broadcast assets, and that the proceeds of this exchange (as well as the retained assets and liabilities of the Miami station) will be contributed to the joint venture. As more fully set forth below, this venture will be controlled and managed by Group W. Pursuant to the advertising sales representation joint venture agreement with Group W also described under the caption "Other Activities", it is contemplated that the advertising sales representation operations of the two companies will be combined in an entity that will represent the television stations owned or controlled by CBS or Group W. In September 1994, CBS executed Asset Purchase Agreements for the acquisition of WGPR(TV), Detroit, and WVEU(TV), Atlanta, from WGPR, Inc. and Broadcast Corporation of Georgia
("BCG"), respectively.    Subsequent to the execution of CBS's agreement to
purchase WVEU(TV), the CBS Television Network agreed to affiliate with another television station in the Atlanta market. Accordingly, CBS has assigned its rights to acquire WVEU(TV) under its Asset Purchase Agreement with BCG to WVEU Purchase Inc. CBS's contemplated acquisition of WGPR-TV is subject to approval by the Federal Communications Commission ("FCC"). (See caption "Material Licenses and Federal Regulation" for further details.) On March 1, 1995, CBS executed an Asset Purchase Agreement for the acquisition of WPRI-TV, Providence, Rhode Island, from Narragansett Television L.P. The transaction is subject to FCC approval. (See caption "Material Licenses and Federal Regulation.")

The CBS Radio Division operates the eight CBS-owned AM radio stations (serving New York, Chicago, Detroit, Los Angeles, Philadelphia, Minneapolis-St. Paul, St. Louis and San Francisco) and the 13 CBS-owned FM radio stations (serving the same cities named above, as well as Boston, Dallas/Fort Worth (two stations), Houston and Washington, D.C.); serves as broadcast sales representative for the CBS-owned radio stations, 16 independently-owned AM and 24 independently owned FM radio stations; and operates the CBS Radio Networks, which serve approximately 585 affiliated stations nationwide.

Other Activities

The CBS/FOX Company is a partnership in which CBS and a wholly-owned subsidiary ("Fox Video") of Twentieth Century-Fox Film Corporation each own a 50% interest. This partnership is engaged in the acquisition from unrelated third parties of the videocassette rights to feature films and other, non-theatrical product, and provides marketing activities relating to the videocassette distribution (by Fox Video) of products produced by CBS and the partnership. It also engages in selling activities to specialized accounts of product of CBS and the partnership. In 1994, CBS and Fox Video agreed to extend the term of the related partnership to February 28, 1997.

Radford Studio Center Inc., a wholly-owned subsidiary of CBS ("Radford"), owns and operates television and film production facilities at its Studio Center facility in Studio City, California. CBS, through Radford, became the sole owner of the Studio Center business and facilities in 1992 when it acquired the 50 percent partnership interest of MTM Studios, Ltd. in The CBS/MTM Company.

In July 1994, CBS and Group W announced that they had agreed to a comprehensive strategic partnership involving long-term affiliation agreements between the CBS Television Network and television stations owned by Group W in four major markets (Boston, Baltimore, Pittsburgh and San Francisco), and the creation of three new joint ventures between the two companies. The new jointly-held entities will be established, respectively, to acquire and operate television stations in major markets; to combine the two companies' current advertising sales representation businesses; and to produce and distribute television programming. The television station and sales representation business joint ventures will be controlled and managed by Group W, which will own a majority voting interest in each of these entities; CBS and Group W will share equally in the profits and losses of these ventures. The entity involved in the production and distribution of programming will become an equal partnership between the two companies upon the termination of the existing Financial Interest and Syndication ("fin/syn") rules of the FCC, which is expected to occur in November 1995.

In connection with the implementation of the television station joint venture agreement between CBS and Group W, in 1994 CBS created Station Partners, a Delaware general partnership that is at present wholly controlled by CBS, and transferred to Station Partners CBS's interests in television stations WCAU TV, Philadelphia and WCIX(TV), Miami. In November 1994, Station Partners entered into an Asset Exchange Agreement with a subsidiary of the National Broadcasting Company, Inc. ("NBC"), pursuant to which Station Partners will exchange WCAU-TV, and the principal FCC licenses, broadcasting tower and certain related assets of WCIX(TV), for NBC's owned television station KCNC TV, Denver; the principal FCC licenses, broadcasting tower and certain related assets of NBC's owned station WTVJ(TV), Miami; and $30.0 million. Upon the consummation of this exchange, which is subject to necessary regulatory approvals and other customary conditions of closing, Station Partners will become a joint venture between CBS and Group W, and will also own at that time the assets and liabilities of WCIX(TV) retained by Station Partners under the Asset Exchange Agreement with NBC, as well as television station KYW-TV, which is currently Group W's owned station in Philadelphia.

In a separate agreement also executed in November 1994, another subsidiary of NBC granted to Station Partners the right to acquire partnership interests constituting the ownership rights to television station KUTV(TV), Salt Lake

City, Utah, and rights to the construction permit for KUSG(TV), St. George, Utah, following NBC's acquisition of those rights from KUTV(TV)'s existing operators pursuant to a pending agreement. The consideration for this acquisition will consist of cash and the assumption of certain obligations collectively representing a total value of $124.0 million. Upon the closing of this transaction, which is subject to necessary regulatory approvals and other customary conditions of closing, KUTV(TV) will also be owned by the joint venture between CBS and Group W.

The television station joint venture agreement contemplates the acquisition by the venture of two additional major market television stations. All stations owned by the venture will be affiliated with the CBS Television Network. The ownership structure of the joint venture is intended to result in non-attribution of the venture-owned stations to CBS for the purposes of the FCC's multiple ownership rules.

                          Industry Segment Information

Since 1988, CBS has operated predominantly in a single industry -- broadcasting. Accordingly, there is no requirement for segment reporting.

                                  Competition

The CBS Television Network and CBS-owned television stations compete for audiences with other television networks and television stations, as well as with other video media, including cable television, multipoint distribution services, low power television stations, satellite television services and videocassettes. In the sale of advertising, the CBS Television Network and the CBS-owned television stations compete with other networks, other television stations, cable television systems and program services, and other advertising media. The CBS Television Network and CBS-owned television stations also compete with other video media for distribution rights to television programming. The CBS-owned television stations compete primarily in their individual markets.

In addition to competing television broadcast stations, cable television systems and program services represent an especially significant source of competition for audiences, advertising and program rights to CBS. In individual markets, cable systems provide competition by offering audiences additional signals and by supplying a broad array of advertiser- and subscription-supported video programming not available on conventional stations.

Further, the CBS Television Network competes with other television networks to secure affiliations with independently-owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience. During 1994, the competition among the networks for affiliates intensified to an unprecedented degree. In May 1994, an agreement was announced between Fox Broadcasting Company ("Fox") and New World Communications Group Inc. ("New World"), pursuant to which 12 television stations owned or to be acquired by New World -- including eight CBS affiliates in large cities -- were to become affiliated with the Fox Television Network. The Fox-New World agreement was followed by a series of affiliation changes affecting existing station affiliations of Capital Cities/ABC, Inc., CBS and NBC in more than 30 markets.

CBS has secured other affiliates or entered into station purchase or other agreements to ensure the distribution of its network programming in all markets affected by the Fox-New World agreement. In a majority of those markets, the replacement stations are UHF (ultra high frequency) stations, which have relatively weak signals compared to the VHF (very high frequency) stations with which CBS was formerly affiliated. Despite the affiliation changes occasioned by the Fox-New World agreement, the CBS Television Network is still seen on VHF stations in more markets than any other network. There can be no assurance, however, that the affiliation changes described above, and possible future changes due to increased competition among networks for affiliates, may not adversely affect the audience for CBS Television Network programs. In addition, such increased competition has resulted in CBS's incurring higher costs for affiliate compensation, and further increases in such costs are possible.

Current and future technological developments may affect competition within the television field. Developments in advanced digital technology may enable competitors to provide "high definition" pictures and sound qualitatively superior to what television stations now provide. Development of the technology to compress digital signals may also permit the same broadcast or cable channel or satellite transponder to carry multiple video and data services, and could result in an expanded field of competing services. CBS cannot predict when and to what extent digital technology will be implemented in the various television services, and whether and how television stations will be able to make use of the improvements inherent in it. The FCC has initiated proceedings having the ultimate goal of adopting a standard for the use of advanced digital technology in terrestrial television broadcast service.

Recent statutory, judicial and regulatory actions may also affect competition. The Cable Consumer Protection and Competition Act of 1992 ("1992 Cable Act") for the first time required cable systems to obtain broadcast stations' consent to retransmit the stations' signals, thereby providing television stations the opportunity to negotiate a fee or other compensation for such retransmission. (CBS has granted cable systems carrying the signals of its owned television stations consent to continue to carry those signals, without compensation, until October 6, 1995.) As an alternative, the 1992 Cable Act allowed television stations to require cable systems to carry their signals within their television markets without compensation. The cable industry has brought legal challenges to the latter provisions of the 1992 Cable Act (commonly referred to as the "must carry" provisions), and a split lower court decision upholding them was appealed to the United States Supreme Court, which in June 1994 remanded the case for further fact finding.

Telephone companies represent another source of potential competition in the television field through their efforts to provide both video services and data transmission services directly to their subscribers' homes. While the Cable Communications Policy Act of 1984 generally prohibits telephone companies from providing video programming directly to subscribers' homes within their service areas, several recent developments may affect competition. In 1992, the FCC permitted telephone companies, without the necessity of obtaining a municipal cable franchise, to offer "video dialtone" distribution services to programmers on a common carrier basis. The U.S. Court of Appeals for the Fourth and Ninth Circuits recently ruled that the above statutory restriction on telephone company provision of video programming violates the First Amendment rights of those companies. U.S. District Courts in four other circuits have also reached the same conclusion. In light of these decisions, the FCC has allowed Bell Atlantic-Virginia to offer its own programming over a video dialtone platform in Fairfax, Virginia, and commenced a proceeding to establish general rules to govern such offerings by telephone companies generally. Legislative proposals that would provide a regulatory framework for telephone company entry into the cable television business and into the provision of future broadband video services in the companies' service areas are expected to be under active consideration by Congress in 1995. Network regulations may also affect competition. In 1991, the FCC modified the fin/syn rules, which had limited the ability of television networks to acquire any financial interest or syndication rights in television programs and prohibited the networks from themselves syndicating television programs. CBS and other television networks appealed this decision to the United States Court of Appeals for the Seventh Circuit, contending that the rules should have been eliminated rather than modified. The Court affirmed the FCC's decision to abrogate the pre-existing rules, but vacated the FCC's modification of those rules as arbitrary and capricious and remanded the matter to the FCC. In April 1993, the FCC announced new rules which eliminate all restrictions on network acquisition of financial interests and syndication rights in network programming and retain most restrictions on syndication by the networks themselves. In July 1994, the Seventh Circuit Court of Appeals affirmed the FCC's decision to adopt the new rules.

The television network operations of CBS and other television networks are subject to consent decrees entered by the United States District Court for the Central District of California in 1980. In November 1993, the court modified the consent decrees to eliminate restrictions parallel to the FCC's old fin/syn rules, thereby permitting the networks to act to the extent permitted by the FCC's 1993 rules. The FCC has provided that, unless it issues an order to the contrary, all its fin/syn restrictions are to "sunset" two years from the date of the November 1993 modification of the consent decrees. It has also determined that it will review the rules six months before they are scheduled to expire and that the burden of proof in this review will rest on those favoring retention of the rules. The FCC's decision as to the expiration of its remaining fin/syn rules, subject to such final review, was also affirmed in the Seventh Circuit's July 1994 decision.

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

Developments in radio technology could affect competition in the radio field. New radio technology, known as "digital audio broadcasting" (DAB), can provide sound of the quality of compact discs, which is significantly higher than that now provided by radio networks and stations using analog technology. CBS, among others, is actively involved in the study and development of this digital technology, but cannot predict when and to what extent existing radio networks and stations will be in a position to utilize it. The FCC has initiated proceedings to consider the development and implementation of DAB services. The FCC is also currently considering several applications to establish a nationwide, satellite-delivered DAB service, which, if approved, could constitute an additional source of competition to conventional radio stations and networks.

CBS cannot predict the effect on its business or earnings of possible future competitive, economic, technological, international or industrial changes. Nor can CBS generally predict the outcome of administrative and judicial proceedings or whether new legislation may be enacted or new regulations adopted that might bear on the broadcast industry or affect CBS's business.

                    Material Licenses and Federal Regulation

Except as indicated below, all of CBS's television and radio stations operate under currently effective licenses from the FCC, which is empowered by the Communications Act of 1934, as amended, to, inter alia, license and regulate television and radio broadcasting stations. The FCC has authority to grant or renew broadcast licenses for a maximum term of five years for television and seven years for radio if it determines that the "public convenience, interest or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, competing applications seeking a license to broadcast on the same frequency may be filed with the FCC, and are entitled to consideration by the FCC in a hearing to evaluate the comparative merits of the applications. Persons objecting to the license renewal application may also file petitions to deny during this period.

In Item 1 of CBS's Form 10-K for 1992 (under the caption "Material Licenses and Federal Regulation"), CBS reported that, on August 3, 1992, it had filed with the FCC a timely application to renew the television broadcast licenses for WBBM-TV, Chicago, Illinois. CBS further reported that, on or about August 18, 1992, Edward Magnus, an individual, filed with the FCC a petition to deny the WBBM-TV application, to which CBS responded on September 24, 1992. By letter dated November 14, 1994, the FCC dismissed the petition to deny. CBS also reported that a second petition to deny the WBBM-TV application was filed on or about November 2, 1992, by the NAACP, and that on November 23, 1992, CBS filed its opposition. The matter remains pending before the FCC. CBS believes that the station has been operated in accordance with all requirements.

In Item 1 of Part II of CBS's Form 10-Q for the quarter ended September 30, 1993, CBS reported that, on August 2, 1993, CBS filed with the FCC a timely application to renew the television broadcast license for KCBS-TV, Los Angeles, California. On November 17, 1993, Mark McDermott and Americans for Responsible Media filed with the FCC a petition to deny the KCBS-TV application, to which CBS responded on December 14, 1993. By letter dated November 14, 1994, the FCC dismissed the petition to deny. Thereafter, on January 11, 1995, the FCC granted the KCBS-TV license renewal application.

In Item 1 of CBS's Form 10-K for 1993 (under the caption "Material Licenses and Federal Regulation"), CBS reported that, on February 1, 1994, CBS filed with the FCC a timely application to renew the television broadcast license for WCBS-TV, New York, New York. CBS's application to renew the WCBS-TV license was granted by the FCC on January 10, 1995.

In Item 1 of Part II of CBS's Form 10-Q for the quarter ended March 31,
1994, CBS reported that, on April 1, 1994, CBS filed with the FCC a timely application to renew the television broadcast license for WCAU-TV, Philadelphia, Pennsylvania. On July 13, 1994, the Philadelphia Lesbian and Gay Task Force and other groups filed with the FCC a petition to deny the WCAU-TV application, to which CBS responded on August 22, 1994. CBS believes that the station has been operated in accordance with all requirements.

The FCC has adopted rules prohibiting common ownership in the same market of radio and VHF television stations and prohibiting common ownership of stations with certain overlapping signals ("duopoly"). When those rules were adopted, existing commonly owned stations, including television/radio combinations and a television duopoly then owned by CBS, were "grandfathered". In addition, in February 1992, CBS acquired from Midwest Communications, Inc., a VHF television station and AM and FM radio stations in Minneapolis, Minnesota, pursuant to an FCC waiver of its rules relating to television/radio combinations. As a result, absent an FCC waiver, a transfer of CBS licenses to a third party or a change in control of CBS could result in the loss of the license of either the television station or the radio stations in New York, Philadelphia, Chicago, Los Angeles and Minneapolis, and (as a result of overlapping television signals) the television station in either New York or Philadelphia. Under the FCC's waiver policy, however, the FCC will generally look favorably on waiver applications relating to radio-television station combinations in the top 25 television markets where there would be at least 30 separately owned broadcast stations after the proposed combination.

As noted in Item 1 of Part I of this Form 10-K (under the caption "The CBS Television Stations Division"), CBS has entered an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, CBS and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to CBS. Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit ("Spectrum"), a Michigan corporation, and Alexander Serafyn, a resident of the Detroit area. On January 17, 1995, CBS filed a consolidated opposition to the petitions. By letter dated February 13, 1995, the FCC staff requested CBS and WGPR to provide additional information regarding certain issues raised in the Spectrum petition. CBS and WGPR filed responses to this letter on February 23, 1995.

As also noted in Item 1 of Part I of this Form 10-K (under the caption "The CBS Television Stations Division"), CBS has entered an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to CBS will be filed with the FCC shortly.

                                   Employees

As of December 31, 1994, CBS had approximately 6,400 full-time employees.

Executive Officers of the Registrant (as of March 8, 1995)

                                                 Date of Commencement of
                                                  Service as Executive
                                                   Officer in Present
                                                Position; Other Positions
    Name           Age  Present Positions        Since January 1, 1990

Laurence A. Tisch  72   Chairman of the Board,  December 12, 1990;
                        President and Chief     President and Chief
                        Executive Officer, CBS  Executive Officer since
                        Inc.                    January 1987; Co-Chairman
                                                of the Board and Co-Chief
                                                Executive Officer, Loews
                                                Corporation (Chairman of
                                                the Board and Co-Chief
                                                Executive Officer, from
                                                March 1988 to October 1994,
                                                and a Director since 1959)
                                                (insurance, tobacco
                                                products, hotels, watches)

Edward Grebow      45   Executive Vice Presi-   May 11, 1994; Senior Vice
                        dent, Administration,   President, Administration,
                        CBS Inc.                from February 1988 to May
                                                1994; exeuctive in charge
                                                of CBS Operations and
                                                Administration Division
                                                since June 1988

Ellen Oran Kaden   43   Executive Vice          May 11, 1994; Senior Vice
                        President, General      President, General Counsel
                        Counsel and Secretary,  and Secretary, from October
                        CBS Inc.                1993 to May 1994; Vice
                                                President, General Counsel
                                                and Secretary, from July
                                                1991 to October 1993; Vice
                                                President, Deputy General
                                                Counsel and Secretary
                                                (Acting General Counsel),
                                                from May to July 1991;
                                                Deputy General Counsel,
                                                from April 1989 to July
                                                1991

Peter W. Keegan    50   Executive Vice          May 11, 1994; Senior vice
                        President and Chief     President, Finance, from
                        Financial Officer,      March 1988 to May 1994
                        CBS Inc.

David Kenin        53   President, CBS Sports,  May 9, 1994; Executive
                        a Division of CBS Inc.  Vice President, Program-
                                                ming, USA Network and Sci-
                                                Fi Channel, from December
                                                1990 to April 1994; Senior
                                                Vice President,Programming,
                                                USA Network, from April
                                                1986 to December 1990

Peter A. Lund      54   Vice President, CBS     February 23, 1995;
                        Inc.; President,        Executive Vice President,
                        CBS/Broadcast Group     CBS/Broadcast Group and
                                                President, CBS Television
                                                Network Division, from
                                                January 1994 to February
                                                1995; President, CBS
                                                Marketing Division, from
                                                October 1990 to December
                                                1993; President, Multimedia
                                                Entertainment, from March
                                                1987 to October 1990

Anthony C. Malara  58   President, CBS          May 31, 1988
                        Affiliate Relations, a
                        unit of CBS Television
                        Network, a Division of
                        CBS Inc.

Eric W. Ober       53   President, CBS News,a   September 1, 1990;
                        Division of CBS Inc.    President, CBS Television
                                                Stations Division, from
                                                March 1987 to August 1990

Johnathan Rodgers  49   President, CBS Tele-    September 1, 1990; Vice
                        vision Stations, a      President and General
                        Division of CBS Inc.    Manager, WBBM-TV, from
                                                March 1986 to August 1990

Peter F. Tortorici 45   President, CBS Enter-   April 1, 1994; Executive
                        tainment, a Division    Vice President, CBS Enter-
                        of CBS Inc.             tainment Division, from
                                                August 1991 to March 1994;
                                                Senior Vice President,
                                                Program Planning, CBS
                                                Entertainment Division,
                                                from January 1990 to August
                                                1991

James A. Warner    41   President, CBS Enter-   December 4, 1989
                        prises, a Division of
                        CBS Inc.

Nancy C. Widmann   52   President, CBS Radio,   August 1, 1988
                        a Division of CBS Inc.

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

Of the foregoing real estate properties, all are owned by CBS except as described below:

The CBS Radio Division occupies radio studios and offices in St. Louis, MO (leases expire December 31, 2002); Boston, MA (lease expires December 31,
2006); San Francisco, CA (lease expires December 31, 2000); Dallas, TX (lease expires December 31, 1996); Houston, TX (lease expires March 31,
1999); Detroit, MI (lease expires April 30, 1998); and Minneapolis, MN (lease expires December 31, 1997).

CBS, through its wholly-owned subsidiary, Radford Studio Center Inc., owns and operates a television and film production facility lot in Studio City, CA, which includes 16 sound stages. Although some of these facilities are made available to the CBS Entertainment Division, most are leased to third parties. The first phase of an eight-year project to construct an additional seven stages was commenced in November 1994.

CBS owns and leases other domestic real properties (including transmitter sites), and leases foreign real properties, used in connection with its business activities.

In 1993, CBS and the City of New York consummated an agreement whereby, for a 15-year period, CBS agreed to maintain current principal operations and specified levels of employment in New York City, and in consideration thereof the City of New York granted to CBS annual tax abatements, investment incentives, and certain other concessions. Over such period, the abatements and concessions are expected to aggregate approximately $48.5 million, and will reduce CBS's annual operating costs accordingly. Included among a series of interrelated transactions among CBS, the City and certain of its administrative units, and the New York State Power Authority, was CBS's conveyance of fee title to its Broadcast Center properties, located on West 57th Street in Manhattan, to the New York City Industrial Development Agency for a period of 15 years with a lease of those properties back to CBS. Such conveyance is expressly subject to CBS's retaining a reversionary interest in the properties, so that title in fee will revert to CBS at the end of the 15-year term, or prior thereto in the event of the occurrence of certain contingencies.

In 1993, CBS acquired the Ed Sullivan Theater and an adjacent 13-story office building in New York City. The Ed Sullivan Theater has been designated a landmark theater by the New York City Landmark Preservation Commission. CBS has renovated the theater for use as a television production facility, and the Landmark Commission granted its approval of the renovation. The Ed Sullivan

Theater currently serves as the home of the LATE SHOW with DAVID LETTERMAN.

Item 3.            Legal Proceedings.

 (a) In Item 1 of Part II of CBS's 10-Q for the quarter ended September 30, 1994, Registrant reported on the status of seven shareholders lawsuits (three in the Supreme Court of the State of New York, three in the Chancery Court in Delaware and one in the Federal Court for the Southern District of New York) in which CBS and its Chief Executive Officer, Laurence A. Tisch, were named defendants following announcement of discussions regarding a possible merger with QVC, Inc. ("QVC"). Following announcement that such discussions had been terminated, as previously reported in said Item 1, on July 15, 1994, the three complaints filed in Delaware Chancery Court were consolidated by the filing of an Amended Complaint, which dropped CBS and Laurence A. Tisch as defendants. On September 23, 1994, counsel for each of the three plaintiffs who had filed suit in the Supreme Court of the State of New York, purportedly on behalf of all common shareholders of CBS excluding the defendants, executed stipulations voluntarily discontinuing those lawsuits. Those voluntary Stipulations of Discontinuance have been filed with the New York County Supreme Court. On August 23, 1994, counsel for the plaintiff in the Federal Court action, who had also purportedly sued on behalf of all common shareholders other than defendants, filed a voluntary Stipulation of Dismissal in the Federal Court, thereby ending that proceeding. Accordingly, all of these cases are now concluded.

 (b) There are no active pending legal proceedings to which CBS is a party, or to which any of its property is subject, other than (a) routine litigation incidental to the business, and (b) proceedings before the FCC with respect to the renewal of certain radio broadcast and television broadcast licenses reported in Item 1 under the caption "Material Licenses and Federal Regulation". In addition, various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted.

Item 4.            Submission of Matters to a Vote of Security Holders.

Inapplicable.

                                    PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

Incorporated herein by this reference and made a part of this Item 5 are the materials included under the captions "Stock Data" and "Dividends" at page
44   of Item 8 of this Report.  There were approximately 10,657 holders of
CBS common stock as of February 28, 1995.

Item 6. Selected Financial Data.

Incorporated herein by this reference and made a part of this Item 6 is the information set forth for the years 1990 through 1994 in Item 7 of this Report under the captions or opposite the line items and at the pages identified below:

           "Management's Financial Commentary":

                "Net sales", page 19;

                "Income (loss) from continuing operations", page 19;

                "Per share of common stock:  Continuing operations", page 19;

                "Dividends per common share", page 19;

                "Long-term debt" and "Preference stock subject to redemption", page 23; and

                "Total assets", page 23.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Incorporated herein by this reference and made a part of this Item 7 are the materials included under the caption "Management's Financial Commentary" at pages 18 through 23 of this Report.

Item 8. Financial Statements and Supplementary Data.

Incorporated herein by this reference and made a part of this Item 8 are the Consolidated Statements of Income, Retained Earnings, Additional Paid-In Capital and Cash Flows for the years ended December 31, 1994, 1993, and 1992; the Consolidated Balance Sheets as of December 31, 1994, 1993, and 1992; the Notes to Consolidated Financial Statements; the Report of Independent Certified Public Accountants thereon; the material set forth under "Quarterly Results of Operations (Unaudited)"; and the material set forth under "Shareholder Reference Information"; all of which are set forth at pages 24 through 44 of this Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Inapplicable.

                                    PART III

Item 10.        Directors and Executive Officers of the Registrant.

Incorporated herein by this reference and made a part of this Item 10 are the materials included in CBS's Proxy Statement relating to the 1995 Annual Meeting of Shareholders (the "1995 Proxy Statement") under the captions "Information Concerning Nominees for Directors", "Additional Information in Respect of the Board of Directors and its Committees" and "Non-Employee Directors' Compensation and Benefits". Definitive copies of the 1995 Proxy Statement are to be filed with the Commission on or about April 7, 1995.

See also, "Executive Officers of the Registrant", included in Item 1 hereof pursuant to Instruction 3 to Item 401(b) of Regulation S-K.

Item 11.        Executive Compensation.

Incorporated herein by this reference and made a part of this Item 11 are the materials included under the caption "Executive Compensation" and the sub-headings thereunder, as set forth in the 1995 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management.

Incorporated herein by this reference and made a part of this Item 12 are the materials included under the caption "Certain Beneficial Owners and Security Ownership of Directors and Executive Officers", as set forth in the 1995 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions.

Incorporated herein by this reference and made a part of this Item 13 are the materials included under the caption "Transactions with Management and Affiliates", as set forth in the 1995 Proxy Statement.


                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) The Index to Financial Statements and Schedules filed as a part of this Report appears on page 17 and the report and consent of the independent certified public accountants thereon appears on page 25.

The following compensatory plans and management contracts have been filed (or incorporated by reference) as Exhibits hereunder.

          (i) Compensatory Plans: CBS Additional Compensation Plan, CBS Stock Rights Plan, CBS Pension Plan, CBS Supplemental Executive Retirement Plan, CBS Supplemental Executive Retirement Plan #2, CBS Excess Benefits Plan, CBS Senior Executive Life Insurance Plan, CBS Deferred Compensation Plan, CBS Employee Investment Fund, CBS Retirement Plan for Outside Directors, CBS Supplemental Employee Investment Fund, Restricted Stock Plan for Eligible Directors, Tisch Deferred Compensation Plan.

         (ii) Management Contracts: The following executive officers of CBS are the only executive officers of CBS who have employment agreements:
        Edward Grebow, Ellen Oran Kaden, Peter W. Keegan, David Kenin, Peter A. Lund, Eric W. Ober, Johnathan Rodgers, Peter F. Tortorici, James A. Warner, Nancy C. Widmann.

 (b)  No reports on Form 8-K were filed during the fourth quarter of 1994.

 (c)  The Index to Exhibits begins on page 45.

 (d)  Not applicable.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 13, 1995          (Registrant)         CBS Inc.

                       By:        /s/Peter W. Keegan
                                     Peter W. Keegan
                               Executive Vice President and
                               Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/Laurence A. Tisch                 /s/Henry B. Schacht
Laurence A. Tisch                    Henry B. Schacht, Director
  Chairman of the Board,               Dated:  March 13, 1995
  President and Chief Executive Officer
  (principal executive officer)
  Dated:  March 13, 1995

/s/Peter W. Keegan                   /s/Edson W. Spencer
Peter W. Keegan                      Edson W. Spencer, Director
  Executive Vice President and         Dated:  March 13, 1995
  Chief Financial Officer
  (principal financial and accounting officer)
  Dated:  March 13, 1995

/s/Michel C. Bergerac                /s/Franklin A. Thomas
Michel C. Bergerac, Director         Franklin A. Thomas, Director
  Dated:  March 13, 1995               Dated:  March 13, 1995

/s/Harold Brown                      /s/Preston R. Tisch
Harold Brown, Director               Preston R. Tisch, Director
  Dated:  March 13, 1995               Dated:  March 13, 1995

/s/Ellen V. Futter
Ellen V. Futter, Director            James D. Wolfensohn, Director
  Dated:  March 13, 1995               Dated:  March 13, 1995

                                     /s/Daniel Yankelovich
Henry A. Kissinger, Director         Daniel Yankelovich, Director
  Dated:  March 13, 1995               Dated:  March 13, 1995

                        INDEX TO FINANCIAL STATEMENTS

                                                                PAGE NO.
DESCRIPTION                                                         IN
10-K

  Management's Financial Commentary                                  18

  Consolidated Financial Statements
    Management's Responsibility for Financial Statements             24
    Report and Consent of Independent Certified Public Accountants   25
    Statements of Income                                             26
    Balance Sheets                                                   27
    Statements of Retained Earnings and Additional Paid-In Capital   28
    Statements of Cash Flows                                         29
    Notes to Financial Statements                                    30

  Quarterly Results of Operations (unaudited)                        43

  Shareholder Reference Information                                  44

Financial statements of 50% or less owned persons, the investments in which are carried on an equity basis, are omitted because such persons are not "significant subsidiaries" within the meaning of Rule 1-02(v) of Regulation S-X.