Form 10-K/A
period 1994-12-31
CBS INC
filed 1995-03-16
CIK 18366

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

MANAGEMENT'S FINANCIAL COMMENTARY

In 1994, the Company's operating results improved compared with the prior year, reflecting strengthened demand for national and local television advertising. The increase in operating results would have been higher but for a legal settlement with Viacom International Inc. ("Viacom"), which benefited earnings in 1993.

     The operating results of the Company in the future primarily depend on the success of its programs, demand for television advertising and competitive changes in media businesses.

     In 1994, the Company and Westinghouse Broadcasting Company, Inc.,
("Group W") announced that they had agreed to extended station affiliation agreements, and to the formation of three new jointly-held entities which will acquire and operate additional television stations, produce and distribute programming, and combine the companies' existing advertising sales representation businesses. In addition, the Company, on behalf of the televison station joint venture, agreed to exchange with the National Broadcasting Company ("NBC") certain broadcast stations and assets in Denver, Miami, Philadelphia and Salt Lake City (note 2).

     In October 1994, the Company effected a 5-for-1 split of its common stock (note 12). The adjusted weighted average number of shares outstanding, per share amounts, and Stock Rights Plan data have been adjusted for the common stock split for all periods presented in this report.

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

     The impact of inflation on the Company's financial statements in 1994 was not considered sufficient to warrant the inclusion of any additional current cost disclosures in these statements.

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

RESULTS OF OPERATIONS
Income from Continuing Operations and Net Income

The Company's sales increased in 1994 due primarily to the Television Network's broadcast of the Olympic Winter Games, increased revenues in the late-night time period and strengthened demand for national and local television advertising. In 1993, the sales increase was due to the Television Network's strong household ratings and better unit prices from its regularly scheduled programming, which largely compensated for the absence of sales generated from the broadcasts of the Olympic Winter Games and Super Bowl in 1992. Sales improved significantly in 1992 because of the Television Network's stronger primetime program schedule and the broadcasts of the Olympic Winter Games and the Super Bowl. In 1991, sales decreased as a result of the absence of the Super Bowl and NBA post-season games which were broadcast in 1990.
     In 1994, operating income increased modestly over 1993. Operating income decreased at the Television Network due to weakness in primetime and daytime broadcast dayparts as well as the absence of a 1993 pretax gain of $29.5 million from a legal settlement with Viacom. However, operating income increased in the late-night time period due to higher sales, as noted above. The Television Stations Division recorded higher operating income at all stations aided by increased demand for local television advertising. The Radio Division experienced a significant improvement in earnings attributable largely to the FM Stations Group and the Radio Networks. In 1993, at the Television Network Division, the increase in operating income reflected strong household ratings, better unit prices, and a legal settlement with Viacom. The
Company's operating income improved significantly in 1992 as a result of the Television Network's stronger primetime program schedule. In 1991 and 1990, the Company recorded operating losses due mainly to the provisions for losses on its baseball and football television contracts.
     Interest, net, decreased significantly in 1994 compared with 1993 due to the Company's $1.1 billion common stock repurchase (note 12), as well as a decrease of $38.9 million in gains from the sale of marketable securities. The increase in interest, net, in 1993 resulted mainly from the conversion of the 5% convertible debt into common stock in that year. In the preceding two years, interest, net, declined largely as a result of the sale of marketable securities to fund the Company's $2 billion repurchase of its common stock in February 1991.
     In 1994, the effective income tax expense rate increased from the prior year due to higher tax benefits in 1993. In 1994, income tax expense was reduced by state and local tax audit settlements of $18.2 million; in 1993, income tax expense was reduced by $34.2 million as a result of deferred tax benefits and a favorable Federal tax audit settlement for the years 1988-1990. The 1992 effective income tax expense rate was reduced by a favorable Federal tax audit settlement of $17.9 million for the years 1985-1987.
     In 1992, the Company adopted certain accounting standards (note 1) that resulted in a one-time charge to net income, shown as cumulative effects of changes in accounting principles.
     Net income and earnings per share in 1994 declined due mainly to a legal settlement with Viacom, an insurance settlement for hurricane damage to the Company's television station in Miami, gains from the sale of marketable securities, and higher tax benefits - all of which benefited earnings in 1993. Absent the impact of these items, net income and earnings per share would have increased in 1994 over 1993 by $19.7 million and $.25 per share, respectively.

                                -19 (Page 1 of 3)-


     The decreases in adjusted weighted average shares outstanding in 1994 and 1991 were related to the Company's repurchase of 17.5 million and 52.5 million shares of its common stock (shares reflected on an after-split basis), respectively (note 12). In connection with the share repurchase in 1991, the Company reduced its quarterly dividend per share in the first quarter of 1991 from $.22 to $.05. Based on the Company's improved financial condition, it raised its quarterly dividend per share to $.10 in the fourth quarter of 1993.






                               -19 (Page 2 of 3)-

                                          Year ended December 31

                                 1994       1993     1992      1991      1990
                                    (In millions, except per share amounts)

Net sales . . . . . . . . .   $3,711.9  $3,510.1  $3,503.0  $3,035.0  $3,261.2
Cost of sales . . . . . . .   (2,823.2) (2,688.8) (2,906.5) (2,938.0) (2,925.6)
Selling, general and
 administrative expenses. .     (475.8)   (461.3)   (422.9)   (384.6)   (409.3)
Other income, net . . . . .       13.3      51.2       6.5      16.3      22.8
Operating income (loss) . .      426.2     411.2     180.1    (271.3)    (50.9)

Interest income on
 investments, net . . . . .       57.8     110.4     107.6     140.1     210.1
Interest expense on
 debt, net. . . . . . . . .      (47.0)    (42.3)    (60.7)    (47.4)    (57.9)
Interest, net.. . . . . . .       10.8      68.1      46.9      92.7     152.2

Income (loss) from
  continuing operations
  before income taxes . . .      437.0     479.3     227.0    (178.6)    101.3

Income tax (expense)
  benefit . . . . . . . . .     (155.4)   (153.1)    (64.5)     79.9     (10.5)
Income (loss) from
 continuing operations. . .      281.6     326.2     162.5     (98.7)     90.8
Discontinued operations . .                                     12.9      20.0
Cumulative effects of
   changes in accounting
   principles . . . . . . .                          (81.5)
Net income (loss) . . . . .     $281.6    $326.2     $81.0    $(85.8)   $110.8


Per share of common stock:
  Continuing operations . .      $3.74     $4.08     $2.10    $(1.22)    $ .70
  Discontinued operations .                                      .16       .16
  Cumulative effects of
     changes in accounting
     principles . . . . . .                          (1.05)
  Net income (loss) . . . .      $3.74     $4.08     $1.05    $(1.06)    $ .86


Dividends per common share.      $ .40     $ .25     $ .20     $ .20     $ .88


Adjusted weighted average
  shares outstanding. . . .       72.2      77.7      77.1      81.0     128.7


                                  -19 (Page 3 of 3)-

LIQUIDITY AND CAPITAL RESOURCES
Cash Flows

The Company's liquid assets include its cash and cash equivalents and readily marketable securities held in its short-term and long-term portfolios. In 1994, the decrease in liquid assets of $743.4 million was attributable primarily to the Company's repurchase of 17.5 million shares of its common stock for $1.1 billion (note 12), partially offset by positive cash flows from operating activities.
     In 1993, the increase in liquid assets of $123.8 million was due mainly to cash flows from operating activities, gain on sale of marketable securities and the issuance of $100.0 million of debt, partially offset by capital expenditures. The increase in 1992 of $46.7 million reflected the cash flows from operating activities, partially offset by capital expenditures. The issuance of $150.0 million of debt in 1992 was primarily used to fund the acquisition of Midwest Communications, Inc. ("Midwest") (note 2). In 1991, the decrease in liquid assets was related principally to the Company's $2 billion repurchase of its common stock. In 1990, the combination of capital expenditures, retirement of debt and the payment of dividends to shareholders moderately exceeded the Company's cash flows from operating activities.
    Additional details on specific cash flows are provided in subsequent sections of this Commentary.

                                            Year ended December 31
                                 1994      1993      1992       1991      1990
                                                (In millions)
Cash flows:
Operating activities . . . .    $444.2    $117.6    $144.2     $97.8    $217.7
Investing activities . . . .     498.7    (163.0)   (374.1)  1,484.3     103.5
Financing activities . . . .  (1,101.0)     73.4     105.3  (2,033.2)   (198.6)
Net change in cash and
 cash equivalents. . . . . .    (158.1)     28.0    (124.6)   (451.1)    122.6
Remove net investment in
  marketable securities
  included above*. . . . . .    (570.8)     95.8     171.3  (1,456.2)   (147.6)
Cash flows before
  investment in
  marketable securities. . .    (728.9)    123.8      46.7  (1,907.3)    (25.0)
Unrealized pretax holding
  losses, net, on marketable
  securities at end of year.     (14.5)
(Decrease) increase in
  cash and marketable
  securities . . . . . . . .    (743.4)    123.8      46.7  (1,907.3)    (25.0)
Cash and marketable
  securities at beginning
  of year**. . . . . . . . .   1,045.4     921.6     874.9   2,782.2   2,807.2
Cash and marketable
  securities at end
  of year**. . . . . . . . .    $302.0  $1,045.4    $921.6    $874.9  $2,782.2

 *Includes liabilities for securities sold subject to repurchase agreements
  (note 1).
**Includes cash and cash equivalents and readily marketable securites held in the Company's short-term and long-term portfolios as well as liabilities for securities sold under repurchase agreements.

Cash Flows from Operating Activities

In accordance with Statement of Financial Accounting Standards (SFAS) No. 95,"Statement of Cash Flows," all cash flows not classified as investing or financing activities, and all interest and income taxes, including those related to investing and financing activities, are classified as operating activities.
     In 1994, cash flows from operating activities were higher than in 1993 due largely to the broadcasts of baseball and football programs in 1993 (the cash payments for these programs far exceeded their related revenues and, therefore, had a significantly negative impact on 1993 cash flows) and the prepayment of the rights fee made in prior years for the broadcast of the 1994 Olympic Winter Games.
     In 1993, cash flows were lower than in 1992. This was primarily caused by the higher rights fee paid for the football television contract, and a higher level of year-end accounts receivable, due to increased sales in the fourth quarter, partially offset by increased income.
     In 1992, cash flows increased over the preceding year due to higher operating income which resulted from the improved primetime ratings and unit pricing.
     In 1991, cash flows declined from 1990's level, principally as a result of a decline in sales which more than offset cost reductions, and also because of reduced interest income resulting from the sale of marketable securities in February 1991 to fund the Company's $2 billion repurchase of its common stock.
     Interest, net, decreased in 1994 due to the cash outlay of $1.1 billion for the repurchase of 17.5 million shares of the Company's common stock (note
12). Interest, net, increased in 1993, mainly because of the conversion of the 5% convertible debt into common stock in that year. In 1992 and 1991, interest, net, had declined, due principally to the sale of securities in February 1991 to fund the Company's $2 billion repurchase of its common stock.
     The significant taxes paid in 1994 and 1993 related primarily to the Company's improved operating results. The small positive cash flows from taxes in 1992 and 1991 were attributable largely to refunds related to prior years, offsetting those years' tax payments which were small due to tax deductions for timing items. These timing items arose mainly from baseball and football losses (note 3), which were accrued in 1990 and 1991, but which were deducted for tax purposes in 1991, 1992 and 1993.
     From an overall standpoint, the fluctuations in cash flows from operating activities, over the period covered by the table, were due mainly to changes in operating income (exclusive of noncash items) and investments in program rights. Additionally, there were period-to-period changes in year-end levels of accounts receivable and various other assets and liabilities, due mainly to the timing of transactions.


                                -21 (Page 1 of 2)-

                                             Year ended December 31
                                 1994      1993      1992      1991      1990
                                                (In millions)


Net income (loss). . . . . .    $281.6    $326.2     $81.0    $(85.8)   $110.8

Adjustments:
Depreciation and amortization     76.2      71.0      66.7      59.9      58.7
Gain on sale of marketable
  securities, net. . . . . .       (.7)    (39.6)    (28.9)    (38.1)    (12.4)
Cumulative effects of changes in
  accounting principles. . .                          81.5
Gain on discontinued operations                                (21.2)    (33.0)

Changes in assets and liabilities:
Accounts receivable. . . . .      31.5     (37.1)      7.8      (2.7)     32.4
Program rights, net. . . . .      73.8     (26.0)     23.3        .9       8.1
Accounts payable . . . . . .       4.5      (2.3)    (18.1)      4.7      (5.0)
Accrual on baseball and football
   television contracts. . .     (21.0)   (242.0)   (160.0)    233.0     190.0
Income taxes . . . . . . . .       2.0      60.5      69.8     (64.5)   (114.7)
Other, net . . . . . . . . .      (3.7)      6.9      21.1      11.6     (17.2)

Cash flows from operating
  activities . . . . . . . .    $444.2    $117.6    $144.2     $97.8    $217.7

Cash flows from interest and
  income taxes included above:
Interest, net* . . . . . . .     $10.1     $28.5     $18.0     $54.6    $139.8
Income taxes . . . . . . . .    (155.0)    (94.2)      2.6       2.4    (143.4)


*Excludes gain on sale of marketable securities, which was included in cash flows from investing activities.

                                    -21 (Page 2 of 2)-

Cash Flows from Investing Activities


The cash flows from marketable securities in 1994 and 1991 were used mainly to fund the Company's repurchase of 17.5 million shares of its common stock for $1.1 billion (note 12) and 52.5 million shares of its common stock for $2 billion, respectively. Other changes in net investment in marketable securities were due essentially to the cash requirements of the Company. In addition, the increases and decreases in the sales and purchases of these securities, as presented in the Statements of Cash Flows, reflected activity stimulated by financial market conditions.

     In 1992, the Company acquired Midwest and the remaining 50 percent interest in television and film production facilities in Los Angeles (note 2).

     The Company's principal capital expenditures in 1994, as in previous years, were for broadcasting assets. In 1993, they also included the acquisition and renovation of the Ed Sullivan Theater in New York City from which the LATE SHOW with DAVID LETTERMAN is broadcast.

     The asset dispositions in 1991 represent the cash receipt of the final settlement of all disputed items in arbitration related to the 1988 sale of the Company's Records Group.

     Interest income on investments, net, excluding gain on sale of marketable securities, was included in operating activities and is presented for informational purposes.



                                 -22 (Page 1 of 4)-

                                             Year ended December 31
                                  1994      1993     1992      1991       1990
                                                (In millions)
Marketable securities:
   Gain on sale. . . . . . .      $ .7    $ 39.6    $ 28.9     $38.1     $12.4
   Net investment. . . . . .     570.8     (95.8)   (171.3)  1,456.2     147.6
   Cash flows from
    marketable securities* .     571.5     (56.2)   (142.4)  1,494.3     160.0
Major acquisitions** . . . .                        (160.2)
Capital expenditures . . . .     (72.8)   (106.8)    (71.5)    (64.2)    (60.4)
Asset dispositions . . . . .                                    54.2       3.9

Cash flows from investing
  activities***. . . . . . .    $498.7   $(163.0)  $(374.1) $1,484.3    $103.5

Interest income on investments,
   net (not included above).     $57.1   $  70.8   $  78.7    $102.0    $197.7




  *Includes liabilities for securities sold subject to repurchase agreements (note 1).
 **The table excludes the noncash items indicated in the footnotes to the
   Statements of Cash Flows.
***Cash flows related to interest (excluding gain on sale of marketable securities) and taxes are included in operating activities in accordance with SFAS No. 95.


                               -22 (Page 2 of 4)-

Cash Flows from Financing Activities

In September 1994, the Company repurchased 17.5 million shares of its common stock at a cost of $1.1 billion (note 12). Also in 1994, the Company entered into a $500.0 million revolving credit agreement. As of December 31, 1994, pursuant to this credit agreement, the Company had borrowed $150.7 million of short-term debt for working capital and other corporate purposes. In addition, in 1994, the Company commenced a $50.0 million debt repurchase program (note 8). Under this program,$36.1 million of debt was repurchased during the year.

     In 1993, the Company issued $100.0 million of senior notes.The proceeds from the issuance of these debt securities were used to purchase New York City Industrial Development Agency (IDA) bonds, which were issued by the IDA to establish a trust fund to implement the Company's agreement with the IDA. Under this agreement, the Company is required to invest in production facilities and develop new broadcasting and production technologies in New York City in return for certain tax incentives and low-cost energy.

     In 1992, the Company issued $150.0 million of senior notes in connection with the acquisition of Midwest. In addition, it issued $125.0 million of senior notes and $125.0 million of senior debentures to refinance $263.0 million of senior notes due 1995. During 1990 and 1991, the Company retired debt of $91.1 million.

     In 1991, the Company repurchased 52.5 million shares of its common stock at a cost of approximately $2 billion. In connection with this repurchase of shares, the Company reduced its quarterly dividend per share in the first
quarter of 1991 from $.22 to $.05.   In the fourth quarter of 1993, based on
its improved financial condition, the Company increased its quarterly dividend per share to $.10.

     Interest expense on debt, net, was included in operating activities and is presented for informational purposes.


                                 -22 (Page 3 of 4)-

                                             Year ended December 31
                                        1994    1993   1992       1991    1990
                                                (In millions)


7 1/8% senior notes due 2023. . . .    $(2.7) $100.0
7 5/8% senior notes due 2002. . . .                   $150.0
7 3/4% senior notes due 1999. . . .                    125.0
8 7/8% senior debentures due 2022 .    (33.4)          125.0
10 7/8% senior notes due 1995 . . .                   (263.0)     $(3.0)  $(7.7)
11 3/8% notes due 1992. . . . . . .                                       (75.6)
Other long-term debt. . . . . . . .    (46.5)   (.9)    (2.5)      (2.5)   (2.3)
Short-term debt . . . . . . . . . .    150.7
Debt issued (retired)*. . . . . . .     68.1   99.1    134.5       (5.5)  (85.6)
Repurchases of common stock . . . . (1,138.8)           (3.0)  (2,005.1)
Dividends to shareholders . . . . .    (38.1) (31.3)   (25.9)     (25.7) (116.6)
Other, net. . . . . . . . . . . . .      7.8    5.6      (.3)       3.1     3.6
Cash flows from financing
  activities**. . . . . . . . . . .$(1,101.0) $73.4   $105.3  $(2,033.2) (198.6)

Interest expense on debt, net (not
  included above) . . . . . . . . .   $(47.0)$(42.3)  $(60.7)    $(47.4) $(57.9)



 *The table excludes the noncash items indicated in the footnotes to the
  Statements of Cash Flows.
**Cash flows related to interest and taxes are included in operating activities in accordance with SFAS No. 95.


                           -22 (Page 4 of 4)-

Working Capital


In 1994, the decrease in working capital was attributable largely to the use of cash and marketable securities to partially fund the Company's repurchase of shares of its common stock. In addition, the working capital was affected negatively by the increase in current debt, and a decrease in program rights due mainly to the 1994 broadcasts of the Olympic Winter Games and National Football League games for which the rights fee was paid in prior years.

     In 1993, the increase in working capital reflected the decrease in other current liabilities caused by the reversal of accrued losses recorded in prior years related to the baseball and football television contracts (note
3), partially offset by the realization of tax benefits related to these losses. The increase in accounts receivable, due to increased sales in the fourth quarter, and the increase in net program rights, due principally to the 1994 Olympic Winter Games, also contributed to the increase in working capital.

     In 1992, the decrease in working capital was due primarily to the reclassification of certain marketable securities to the Company's long-term portfolio, and to a reclassification from long-term to other current liabilities of the accrued losses related to the baseball and football television contracts.

     The main reason for the decrease in working capital in 1991 was related to the Company's cash outlay for its $2 billion common stock repurchase. In addition, the increase in other current liabilities was due mainly to accrued losses on the baseball and football television contracts.

     In 1990, working capital reflected the reclassification of marketable securities from long-term to short-term in anticipation of their sale to fund the $2 billion common stock repurchase.


                                  -23 (Page 1 of 4)-

                                                  December 31
                                 1994       1993      1992      1991     1990
                                                (In millions)

Current assets:
Cash and marketable
  securities*. . . . . . . .     $29.4    $219.4    $169.0    $272.5  $2,318.8
Accounts receivable. . . . .     423.0     454.5     417.4     420.3     417.6
Program rights . . . . . . .     404.4     581.9     447.4     505.5     403.3
Recoverable income taxes** .                28.8     117.1      90.2      87.6
Other. . . . . . . . . . . .      18.3      18.2      20.9      18.2      17.8
Total current assets . . . .     875.1   1,302.8   1,171.8   1,306.7   3,245.1


Current liabilities:
Accounts payable . . . . . .      37.9      33.4      35.7      48.1      43.4
Liabilities for talent
 and program rights. . . . .     245.2     317.4     245.5     276.3     236.4
Debt . . . . . . . . . . . .     151.5        .9      13.0       3.5       3.4
Other. . . . . . . . . . . .     285.6     312.5     514.4     410.0     251.7
Total current liabilities. .     720.2     664.2     808.6     737.9     534.9

Working capital. . . . . . .    $154.9    $638.6    $363.2    $568.8  $2,710.2

Ratio of current assets to
   current liabilities . . .    1.22:1    1.96:1    1.45:1    1.77:1    6.07:1




 *Includes cash and cash equivalents and liabilities related to securities sold subject to repurchase agreements (note 1).
**Primarily related to temporary differences attributable to the Major League
  Baseball and National Football League television contracts (note 3).


                                -23 (Page 2 of 4)-


Capital Structure and Total Assets


In 1994, the Company's total debt as a percentage of total capitalization rose primarily as a result of the Company's repurchase of 17.5 million shares of its common stock which reduced shareholders' equity by $1.1 billion.

     In 1993, the Company's total debt as a percentage of total capitalization improved mainly because of the conversion of the 5% convertible debentures into common stock, and a significant increase in net income. The percentage remained essentially unchanged in 1992 compared with 1991 due largely to the higher level of debt offset by the increase in shareholders' equity. The percentage rose in 1991, primarily as a result of the Company's repurchase of common stock which reduced shareholders' equity by $2 billion.

     The higher level of debt in 1992 was because of the issuance of $150.0 million of senior notes in connection with the acquisition of Midwest (note
2). Also in 1992, the Company retired its 10 7/8% senior notes due 1995 by refinancing debt with lower interest rates and lengthened maturities.

     The Company believes that, with an ample amount of highly liquid assets and a revolving credit agreement of $500.0 million (note 8), it remains fully capable of funding its current operations and sufficiently flexible with respect to the acquisition of additional media properties should suitable opportunities arise.

     The principal changes in total assets over the five-year period were related to the Company's $1.1 billion common stock repurchase in 1994; increased investment in marketable securities from the issuance of debt and increased program rights in 1993; the acquisitions of Midwest and television and film production facilities in 1992; and the $2 billion common stock repurchase in 1991.


                                   -23 (Page 3 of 4)-


                                                December 31
                                 1994      1993      1992       1991      1990
                                                (In millions)

Current debt . . . . . . . .    $151.5     $  .9     $13.0      $3.5      $3.4
Long-term debt . . . . . . .     507.3     590.3     870.0     696.5     712.4
Total debt . . . . . . . . .     658.8     591.2     883.0     700.0     715.8
Common stock subject
  to redemption. . . . . . .                                              65.2
Preference stock subject
  to redemption. . . . . . .      89.9     124.7     124.5     124.4     124.2
Shareholders' equity . . . .     277.1   1,138.0     446.8     354.8   2,392.7
Total capitalization . . . .  $1,025.8  $1,853.9  $1,454.3  $1,179.2  $3,297.9


Total debt as a percentage of
   total capitalization. . .      64.2%     31.9%     60.7%     59.4%     21.7%




Total assets . . . . . . . .  $2,160.1  $3,418.7  $3,175.0  $2,798.6  $4,691.8



                                  -23 (Page 4 of 4)-
FINANCIAL STATEMENTS

Management's Responsibility
for Financial Statements

The consolidated financial statements presented on the following pages have been prepared by management in conformity with generally accepted accounting prin-ciples. The reliability of the financial information, which includes amounts based on judgment, is the responsibility of management.

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

          Report of Independent Certified Public Accountants

To the Shareholders of CBS Inc.:

We have audited the consolidated financial statements of CBS Inc. and subsidiaries listed in the index on page 17 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CBS Inc. and subsidiaries as of December 31, 1994, 1993 and 1992, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in note 5 to the consolidated financial statements, in 1994 the Company changed its method of accounting for certain investments in debt and equity securities.

                                               COOPERS & LYBRAND L.L.P.
New York, New York
February 8, 1995

             CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We consent to the incorporation by reference in the registration statements of CBS Inc. and subsidiaries on Form S-8 (File Nos. 2-87270, 2-58540, and 2-33-2098) and the registration statement of CBS Inc. on Form S-3 (File No. 33-59462) of our report dated February 8, 1995, on our audits of the consolidated financial statements of CBS Inc. and subsidiaries for the years ended December 31, 1994, 1993 and 1992, which report appears above.

                                                  COOPERS & LYBRAND L.L.P.
New York, New York
March 10, 1995

CONSOLIDATED STATEMENTS OF INCOME
CBS Inc. and subsidiaries
(Dollars in millions, except per share amounts)

                                                     Year ended December 31
                                                  1994       1993      1992


Net sales. . . . . . . . . . . . . . . . . . .  $3,711.9   $3,510.1  $3,503.0

Cost of sales. . . . . . . . . . . . . . . . .  (2,823.2)  (2,688.8) (2,906.5)

Selling, general and administrative
  expenses . . . . . . . . . . . . . . . . . .    (475.8)    (461.3)   (422.9)

Other income, net (note 4) . . . . . . . . . .      13.3       51.2       6.5

Operating income . . . . . . . . . . . . . . .     426.2      411.2     180.1


Interest income on investments, net (note 5) .      57.8      110.4     107.6

Interest expense on debt, net (note 4) . . . .     (47.0)     (42.3)    (60.7)

Interest, net  . . . . . . . . . . . . . . . .      10.8       68.1      46.9


Income before income taxes . . . . . . . . . .     437.0      479.3     227.0

Income taxes (note 6). . . . . . . . . . . . .    (155.4)    (153.1)    (64.5)

Income before cumulative effects of
  changes in accounting principles . . . . . .     281.6      326.2     162.5

Cumulative effects of changes in
  accounting principles (note 1) . . . . . . .                          (81.5)

Net income . . . . . . . . . . . . . . . . . .  $  281.6   $  326.2  $   81.0



Per share of common stock (note 7):
  Income before cumulative effects of
    changes in accounting principles . . . . .  $   3.74   $   4.08  $   2.10
  Cumulative effects of changes in
    accounting principles (note 1) . . . . . .                          (1.05)
  Net income . . . . . . . . . . . . . . . . .  $   3.74   $   4.08  $   1.05


                            See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
CBS Inc. and subsidiaries
(Dollars in millions, except per share amounts)


ASSETS

                                                             December 31
                                                    1994      1993      1992


Current assets:
Cash and cash equivalents (note 1). . . . . . .  $   15.3  $  173.4  $  145.4
Marketable securities (notes 1 and 5) . . . . .      86.9     420.7     332.3
Accounts receivable, less allowance for doubtful
 accounts: 1994, $12.8; 1993, $9.1; 1992, $9.7.     423.0     454.5     417.4
Program rights. . . . . . . . . . . . . . . . .     404.4     581.9     447.4
Recoverable income taxes (note 6) . . . . . . .                28.8     117.1
Other . . . . . . . . . . . . . . . . . . . . .      18.3      18.2      20.9

Total current assets. . . . . . . . . . . . . .     947.9   1,677.5   1,480.5



Marketable securities (notes 1 and 5) . . . . .     272.6     826.0     752.6



Property, plant and equipment:
Land. . . . . . . . . . . . . . . . . . . . . .      81.9      81.4      76.8
Buildings . . . . . . . . . . . . . . . . . . .     328.5     319.0     297.2
Machinery and equipment . . . . . . . . . . . .     578.8     556.9     542.0
Leasehold improvements. . . . . . . . . . . . .      16.2      20.8      21.3
                                                  1,005.4     978.1     937.3
Less accumulated depreciation . . . . . . . . .     485.6     459.0     451.9

Net property, plant and equipment . . . . . . .     519.8     519.1     485.4



Other assets:
Program rights. . . . . . . . . . . . . . . . .     111.1      90.9     154.1
Goodwill, less accumulated amortization (note 1):
 1994, $40.6; 1993, $33.0; 1992, $28.0. . . . .     264.3     280.6     283.8
Other . . . . . . . . . . . . . . . . . . . . .      44.4      24.6      18.6

Total other assets. . . . . . . . . . . . . . .     419.8     396.1     456.5

                                                 $2,160.1  $3,418.7  $3,175.0



                                -27 (Page 1 of 2)-

LIABILITIES AND SHAREHOLDERS' EQUITY


                                                           December 31
                                                   1994       1993       1992

Current liabilities:
Accounts payable. . . . . . . . . . . . . .     $  37.9    $  33.4   $   35.7
Accrued salaries, wages and benefits. . . .        77.6       72.6       61.4
Liabilities for talent and program rights .       245.2      317.4      245.5
Liabilities for securities sold under
 repurchase agreements (notes 1 and 5). . .        72.8      374.7      308.7
Debt (note 8) . . . . . . . . . . . . . . .       151.5         .9       13.0
Income taxes (note 6) . . . . . . . . . . .         3.9
Other (note 3). . . . . . . . . . . . . . .       204.1      239.9      453.0

Total current liabilities . . . . . . . . .       793.0    1,038.9    1,117.3

Long-term debt (note 8) . . . . . . . . . .       507.3      590.3      870.0

Other liabilities (notes 9 and 10). . . . .       408.5      406.0      467.8

Deferred income taxes (note 6). . . . . . .        84.3      120.8      148.6

Commitments and contingent liabilities
 (notes 11 and 15). . . . . . . . . . . . .

Preference stock, Series B, par value $1.00 per
 share, subject to redemption (note 13) . .        89.9      124.7      124.5

Shareholders' equity (notes 12, 13 and 14):
Common stock, par value $2.50 per share;
 authorized 100,000,000 shares; issued
 78,807,095 shares in 1994. . . . . . . . .      197.0       62.0       61.8
Additional paid-in capital. . . . . . . . .       49.9      318.6      274.7
Unrealized holding losses (note 5). . . . .       (8.7)
Retained earnings . . . . . . . . . . . . .    1,177.7    2,441.9    2,147.2
                                               1,415.9    2,822.5    2,483.7
Less shares of common stock in treasury,
 at cost:  17,500,000 in 1994 . . . . . . .    1,138.8    1,684.5    2,036.9

Total shareholders' equity. . . . . . . . .      277.1    1,138.0      446.8

                                              $2,160.1   $3,418.7   $3,175.0



                            See notes to consolidated financial statements.



                                 -27 (Page 2 of 2)-

CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
AND ADDITIONAL PAID-IN CAPITAL
CBS Inc. and subsidiaries
(Dollars in millions, except per share amounts)


                                                  Year ended December 31
                                                1994         1993        1992

RETAINED EARNINGS

Balance at beginning of year. . . . . . .   $2,441.9     $2,147.2    $2,092.3

Net income  . . . . . . . . . . . . . . .      281.6        326.2        81.0
Cash dividends:
  Common stock (per share - 1994, $.40;
   1993, $.25; 1992, $.20)  . . . . . . .      (27.8)       (18.8)      (13.4)
  Preference stock, Series B
   ($10.00 per share) . . . . . . . . . .      (10.3)       (12.5)      (12.5)
Retirement of common stock (note 12). . .   (1,506.5)
Accretion of preference stock,
  Series B, and other items . . . . . . .       (1.2)         (.2)        (.2)

Balance at end of year. . . . . . . . . .   $1,177.7     $2,441.9    $2,147.2



ADDITIONAL PAID-IN CAPITAL

Balance at beginning of year. . . . . . .   $  318.6     $  274.7    $  277.7

Retirement of common stock (note 12). . .     (117.8)
Capitalization of par value of shares issued
   to effect the stock split (note 12). .     (157.6)
Conversion of convertible debentures (note 8)                31.4
Exercise of stock options and other items        6.7         12.5        (3.0)

Balance at end of year. . . . . . . . . .   $   49.9     $  318.6    $  274.7




                            See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
CBS Inc. and subsidiaries
(Dollars in millions)
                                                     Year ended December 31
                                                     1994       1993     1992
Operating activities:
  Net income. . . . . . . . . . . . . . . . . .  $  281.6   $  326.2 $   81.0
  Adjustments:
    Depreciation and amortization . . . . . . .      76.2       71.0     66.7
    Gain on sale of marketable securities, net.       (.7)     (39.6)   (28.9)
    Cumulative effects of changes in
     accounting principles. . . . . . . . . . .                          81.5
  Changes in assets and liabilities*:
    Accounts receivable . . . . . . . . . . . .      31.5      (37.1)     7.8
    Program rights, net . . . . . . . . . . . .      73.8      (26.0)    23.3
    Accounts payable. . . . . . . . . . . . . .       4.5       (2.3)   (18.1)
    Accrual on baseball and football
      television contracts. . . . . . . . . . .     (21.0)    (242.0)  (160.0)
    Income taxes. . . . . . . . . . . . . . . .       2.0       60.5     69.8
    Other, net. . . . . . . . . . . . . . . . .      (3.7)       6.9     21.1
                                                    444.2      117.6    144.2
Investing activities:
  Marketable securities:
   Gross sales. . . . . . . . . . . . . . . . .   1,915.7    2,521.3   1,495.0
   Gross purchases. . . . . . . . . . . . . . .  (1,042.3)  (2,643.5) (1,732.9)
   Liabilities for securities sold under
    repurchase agreements . . . . . . . . . . .    (301.9)      66.0      95.5
  Capital expenditures. . . . . . . . . . . . .     (72.8)    (106.8)    (71.5)
  Major acquisitions. . . . . . . . . . . . . .                         (160.2)
                                                    498.7     (163.0)   (374.1)
Financing activities:
  Repurchases of common stock . . . . . . . . .  (1,138.8)                (3.0)
  Issuance of debt. . . . . . . . . . . . . . .     150.7      124.0     422.5
  Extinguishment of debt. . . . . . . . . . . .     (82.6)     (24.9)   (288.0)
  Dividends to shareholders . . . . . . . . . .     (38.1)     (31.3)    (25.9)
  Other, net. . . . . . . . . . . . . . . . . .       7.8        5.6       (.3)
                                                 (1,101.0)      73.4     105.3
Net (decrease) increase in cash and
 cash equivalents . . . . . . . . . . . . . . . .  (158.1)      28.0    (124.6)

Cash and cash equivalents at beginning of year. .   173.4      145.4     270.0

Cash and cash equivalents at end of year. . . . . $  15.3   $  173.4  $  145.4

                               See notes to consolidated financial statements.

 *Excludes effect of items included in Adjustments and major acquisitions.
  The statements of cash flows exclude the following noncash items:
     a) In 1994, the conversion of 300,000 shares of the Company's Series B Preference Stock into common stock (note 13), and the 5-for-1 split of the Company's common stock (note 12).
     b) In 1993, the conversion of $389.6 of the Company's 5% convertible debentures into common stock (note 8).
     c) In 1992, the issuance of $36.8 of the Company's common stock re: Midwest, and the consolidation of a mortgage obligation of $51.0 re: CBS/MTM Partnership (note 2).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Statement of Significant Accounting Policies (Dollars in millions, except per share amounts)

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

Cash equivalents and marketable securities. The Company considers all highly liquid debt instruments purchased with a maturity of three months or less, including accrued interest thereon, to be cash equivalents. Marketable securities include U.S. Treasury notes, money market instruments, tax-exempt securities and corporate securities (note 5). The Company also enters into agreements to sell and repurchase certain of these securities. Due to the agreements to repurchase, the sales of these securities are not recorded. Instead, the liabilities to repurchase securities sold under these agreements are reported as current liabilities and the investments acquired with the funds received are included in cash equivalents and/or short-term marketable securities.

     In the third quarter of 1994, the Company repurchased shares of its common stock for $1,138.8 (note 12) and funded this repurchase from available cash and the sale of marketable securities. Along with the sale of these marketable securities, the related liabilities for securities sold under repurchase agreements were extinguished.

     Marketable securities managed for long-term yield are classified as long-term investments, and other marketable securities are classified as current assets. Marketable securities, in current assets, also included accrued interest on both short-term and long-term marketable securities at December 31, 1994, 1993 and 1992 of $4.1, $20.4 and $20.1, respectively. At
December 31, 1994, long-term investments included $67.6 in a trust fund to implement the Company's agreement with the New York City Industrial Development Agency. Under this agreement, the Company is required to invest in production facilities and develop new broadcasting and production technologies in New York City in return for certain tax incentives and low-cost energy.

Program rights. Costs incurred in connection with the production of, or the purchase of rights to, programs to be broadcast within one year are classified as current assets while costs of those programs to be broadcast subsequently are considered noncurrent. Program costs are charged to expense as the respective programs are broadcast.

                                -30 (Page 1 of 2)-
1.  Statement of Significant Accounting Policies (continued)

Property, plant and equipment. Land, buildings, machinery and equipment are stated at cost. Major improvements to existing property, plant and equipment are capitalized. Expenditures for maintenance and repairs which do not extend the life of the assets are charged to expense as incurred. The cost of properties retired or otherwise disposed of and any related accumulated depreciation are generally removed from the accounts and the resulting gain or loss is reflected in income currently. Depreciation is computed using principally the straight-line method over the estimated useful lives of the assets. Depreciation expense for 1994, 1993 and 1992 was $68.4, $63.1 and $58.9, respectively.


Goodwill. The goodwill at the date of acquisition of net assets of businesses acquired is being amortized over 40 years on a straight-line basis. As of December 31, 1994, based on the evaluation of the underlying assets related to goodwill the Company has determined that there was no diminution in the value of those assets.



                              -30 (Page 2 of 2)-

1. Statement of Significant Accounting Policies (continued)

Other. In 1994, the Company effected a 5-for-1 split of its common stock which was consummated on October 18, 1994 (note 12). Accordingly, adjusted weighted average number of shares outstanding (note 7), per share amounts, and Stock Rights Plan data (note 14) have been adjusted to reflect the stock split, for all periods presented in this report.
     In 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" (note 10); SFAS No. 109, "Accounting for Income Taxes"; and SFAS No. 112, "Employers' Accounting for Postemployment Benefits."
     These adoptions resulted in a one-time post-tax charge to net income as follows:


                                                                    Per Share
  Postretirement benefits other than pensions. .    $(76.1)           $ (.98)
  Postemployment benefits. . . . . . . . . . . .      (6.1)             (.08)
  Income taxes . . . . . . . . . . . . . . . . .        .7               .01
                                                    $(81.5)           $(1.05)


The ongoing costs related to these adoptions do not have a material effect on continuing operations.

                                -31 (Page 1 of 2)-
2. Business Acquisitions (Dollars in millions)

In 1994, the Company and Westinghouse Broadcasting Company, Inc. ("Group W") announced that they had agreed to a comprehensive strategic partnership involving extended affiliation agreements between the Company's Television Network and television stations owned by Group W in four major markets, and the creation of three new jointly-held entities which will be established, respectively, to acquire and operate television stations in major markets; to combine the two companies' current advertising sales representation businesses; and to produce and distribute television programming. The television station and sales representation business joint ventures will be controlled and managed by Group W, which will own a majority voting interest in each of these entities; the Company and Group W will share equally in the profits and losses of these ventures. The entity involved in the production and distribution of programming will become an equal partnership between the two companies upon the termination of the existing Financial Interest and Syndication regulations of the Federal Communications Commission.

     In connection with the implementation of the television station joint venture agreement between the Company and Group W, the Company in 1994 created Station Partners, a Delaware general partnership that is at present wholly controlled by the Company, and transferred to Station Partners the Company's interests in television stations WCAU-TV, Philadelphia and WCIX
(TV), Miami. Also in 1994, Station Partners entered into an agreement with the National Broadcasting Company, Inc. ("NBC"), pursuant to which Station Partners will exchange WCAU-TV, and the principal FCC licenses, broadcasting tower and certain related assets of WCIX (TV), for NBC's owned television station KCNC-TV, Denver; the principal FCC licenses, broadcasting tower and certain related assets of NBC's owned station WTVJ (TV), Miami; and $30.0. Upon the consummation of this exchange, which is subject to the necessary regulatory approvals and other customary conditions of closing, Station Partners will become a joint venture between the Company and Group W, and will also own at that time the assets and liabilities of WCIX (TV) retained by Station Partners under the agreement with NBC, as well as television station KYW-TV, which is currently Group W's owned station in Philadelphia.

     In a separate agreement also executed in 1994, NBC granted to Station Partners the right to acquire partnership interests constituting the ownership rights to television station KUTV (TV), Salt Lake City, and rights to the construction permit for KUSG (TV), St. George, Utah, following NBC's acquisition of those rights from KUTV (TV)'s existing operators pursuant to a pending agreement. The consideration for this acquisition will consist of cash and the assumption of certain obligations collectively representing a total value of $124.0. Upon the closing of this transaction, which is subject to necessary regulatory approvals and other customary conditions of closing, KUTV (TV) will be owned by the joint venture between the Company and Group W.

                              -31 (Page 2 of 2)

     In 1994, the Company announced that it had entered into agreements to acquire two television stations located in Detroit, Michigan (WGPR-TV) and Atlanta, Georgia (WVEU-TV), for the respective prices of $24.0 and $22.0 in cash. In view of the subsequent affiliation by the Company's Television Network with another television station in the Atlanta market, the Company plans to assign its rights to acquire the Atlanta television station to a third party. The station acquisition in Detroit is subject to necessary regulatory approvals and other customary conditions of closing.

     In 1992, the Company acquired substantially all of the assets of Midwest Communications, Inc. ("Midwest"), including a television station (with two satellite stations) located in Minneapolis, Minnesota (WCCO-TV); a television station (with one satellite station) located in Green Bay, Wisconsin (WFRV-
TV); two radio stations located in Minneapolis, Minnesota (WCCO-AM and WLTE-
FM); and Midwest Cable & Satellite, which operates Midwest Sports Channel, a supplier of regional sports programming. This transaction was consummated at a price of $177.0 through the issuance of $36.8 of the Company's common stock and the assumption and immediate pay-down of $140.2 of Midwest's debt and other liabilities.

     In 1992, the Company acquired for $27.0 the 50 percent interest of MTM Studios, Ltd. in the CBS/MTM Partnership, which operated television and film production facilities in Los Angeles, California. The acquisition of this interest also included the assumption of MTM's partnership mortgage indebtedness. As a result of the acquisition of this interest, the Company is the sole owner of these television and film production facilities and is obligated for the entire mortgage indebtedness (note 8).

     The 1992 acquisitions were accounted for by the purchase method and the results of their operations from the respective dates of acquisition are included in the accompanying financial statements. Had these acquisitions occurred on January 1, 1992, consolidated results of operations for 1992 would not have been materially different.



                                 -32 (Page 1 of 3)-
3. Major League Baseball and National Football League Television Contracts (Dollars in millions)


In 1991, the Company recorded a $322.0 pretax provision for losses over the remaining lives of its Major League Baseball and National Football League television contracts. This provision reflected the severely depressed condition of the television sports marketplace. The remaining balances of the loss accruals, recorded to reduce these contracts to their net realizable value, were as follows:

                                                             December 31
                                                          1993           1992

Included in:
  Other current liabilities. . . . . . . .              $ 21.0         $242.0
  Other liabilities. . . . . . . . . . . .                               21.0
                                                        $ 21.0         $263.0



                                    -32 (Page 2 of 3)-

4.  Interest Expense on Debt, net, and Other Income, net (Dollars in millions)

     Interest expense on debt, net, was net of amounts capitalized in 1994, 1993 and 1992 of $3.7, $6.4 and $10.2, respectively, as part of the cost of investments in property, plant and equipment; made-for-television movies; and mini-series. Interest paid on debt in 1994, 1993 and 1992 was $51.1, $59.6 and $76.3, respectively.

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







                               -32 (Page 3 of 3)-
5.  Marketable Securities (Dollars in millions)

     On January 1, 1994, the Company adopted SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." It classified its marketable securities as available-for-sale and recorded an unrealized post-tax holding gain of $34.2, net of a tax effect of $23.0, in a separate component of shareholders' equity. There was no effect on net income as a result of this adoption.

During 1994, there were no trading securities or securities held-to-maturity. The marketable securities, both current and noncurrent, as of December 31, 1994 consisted of the following:

                                         Fair       Unrealized Holding
                                         Value       Gains     Losses
U.S. Government and its Agencies. . .   $171.4       $ .4      $ 4.7
Corporate securities:
  Equity. . . . . . . . . . . . . . .     86.9        4.9        5.7
  Debt  . . . . . . . . . . . . . . .     58.8                   8.8
Other securities. . . . . . . . . . .     42.4         .2         .8
                                        $359.5       $5.5      $20.0

The above unrealized holding gains and losses, net of income taxes of $5.8, are reflected as "Unrealized holding losses" in shareholders' equity.

The maturities of the Company's investment in debt securities, at fair value, as of December 31, 1994 were as follows:

                Within 1 year. . . . . . . . . .       $ 10.3
                After 1 year through 5 years . .         95.0
                After 5 years through 10 years .        143.6
                After 10 years . . . . . . . . .         23.7
                                                       $272.6

Prior to the implementation of SFAS No. 115, noncurrent marketable securities were carried at cost and current marketable securities were carried at the aggregate of the lower of cost or market value. The market values of current and noncurrent marketable securities were $405.0 and $878.5, respectively, as of December 31, 1993, and $317.4 and $811.2, respectively, as of December 31, 1992.

Investment income from marketable securities classified as interest income on investments, net, consisted of the following:

                                                     Year ended December 31
                                                   1994        1993      1992
  Interest income . . . . . . . . . . . . . . .  $ 60.3      $ 75.6    $ 82.1
  Dividend income . . . . . . . . . . . . . . .     6.6         6.6       8.7
  Interest expense on repurchase agreements . .    (9.8)      (11.4)    (12.1)
  Gross realized gains. . . . . . . . . . . . .    25.1        43.3      30.6
  Gross realized losses . . . . . . . . . . . .   (24.4)       (3.7)     (1.7)
                                                  $57.8      $110.4    $107.6

The cost of marketable securities sold was determined by specific identification.

6.  Income Taxes (Dollars in millions)


Income tax expense consisted of the following:


                                                    Year ended December 31
                                                  1994       1993        1992

Federal:
   Current. . . . . . . . . . . . . . . . .     $124.0     $ 60.0       $ 5.2
   Deferred*. . . . . . . . . . . . . . . .       (4.2)      54.3        40.4
Other:
   Current. . . . . . . . . . . . . . . . .       22.3        9.3         1.8
   Deferred*. . . . . . . . . . . . . . . .       13.3       29.5        17.1
                                                $155.4     $153.1       $64.5

*Deferred taxes:
   Accrual on baseball and football
     television contracts . . . . . . . . .     $  9.3     $ 97.3       $62.9
   State and local tax audit settlement . .      (18.2)
   Federal tax audit settlement . . . . . .                 (23.0)      (17.9)
   Federal tax law changes. . . . . . . . .                 (11.2)
   Write-down of marketable securities. . .        2.2        6.6        11.9
   Amortization of intangibles. . . . . . .        8.5       (1.3)       13.9
   Other state and local taxes. . . . . . .        7.5        7.9        11.9
   Other, net . . . . . . . . . . . . . . .        (.2)       7.5       (25.2)
                                                $  9.1     $ 83.8       $57.5

Income taxes of $155.0 and $94.2 were paid in 1994 and 1993, respectively. In 1992, there was a net income tax refund of $2.6.

     Reconciliations between the statutory Federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes were as follows:

                                                    Year ended December 31
                                                  1994        1993       1992

Statutory Federal income tax rate . . . . .       35.1%       35.1%      34.1%
   State and local tax audit settlement . .       (4.2)
   Federal tax audit settlement . . . . . .                   (4.8)      (7.9)
   Federal tax law changes. . . . . . . . .                   (2.3)
   Income from tax preference securities. .       (1.4)       (1.9)      (4.2)
   State and local taxes. . . . . . . . . .        5.3         5.2        5.3
   Other, net . . . . . . . . . . . . . . .         .8          .6        1.1
Effective income tax rate . . . . . . . . .       35.6%       31.9%      28.4%


                                -34 (Page 1 of 2)-
6.  Income Taxes (continued)

Deferred tax assets and liabilities consisted of the following*:

                                                              December 31
                                                        1994     1993     1992
 Deferred tax assets:
    Accrual on baseball and football
     television contracts . . . . . . . . . . . .     $   .4   $  9.0   $110.2
    Postretirement benefits other than pensions .       70.4     67.5     65.0
    Employee benefits . . . . . . . . . . . . . .       23.1     21.6     19.6
    Other . . . . . . . . . . . . . . . . . . . .       60.7     76.3     50.7
                                                      $154.6   $174.4   $245.5

 Deferred tax liabilities:
    Property, plant and equipment . . . . . . . .     $ 86.4   $ 89.6   $ 90.0
    Safe harbor leases. . . . . . . . . . . . . .       95.4     97.6     96.5
    Other . . . . . . . . . . . . . . . . . . . .       61.0     79.2     90.5
                                                      $242.8   $266.4   $277.0

*Recoverable income taxes, reflected in the balance sheet at December 31, 1993 and 1992, include current deferred tax assets of $41.2 and $147.1, respectively, reduced by current deferred tax liabilities of $12.4 and $30.0, respectively. The remaining deferred tax liabilities, net of deferred tax assets, were reflected in the balance sheet as deferred income taxes.


                              -34 (Page 2 of 2)-

7.  Earnings Per Share Data (In thousands)


The data used in the computation of net income per share were as follows:

                                                 Year ended December 31
                                             1994          1993          1992
Earnings:
Net income. . . . . . . . . . . . . . .   $281,558      $326,188     $ 81,007
Add post-tax interest on convertible
  debentures* . . . . . . . . . . . . .                    3,288       12,259
Less dividends on preference stock. . .    (11,416)      (12,688)     (12,688)

Net income applicable to common shares.   $270,142      $316,788     $ 80,578


Shares:
Weighted average shares outstanding . .     72,210        73,985       67,115
Add common stock equivalents:
  Convertible debentures* . . . . . . .                    3,245        9,765
  Other . . . . . . . . . . . . . . . .                      460          200
Adjusted weighted average
 shares outstanding . . . . . . . . . .     72,210        77,690       77,080

 *The debentures were converted in May 1993. Conversion was assumed for all prior periods.

In 1994 and 1993, fully diluted earnings per share were considered equal to primary earnings per share because the addition of potentially dilutive securities that were not common stock equivalents would have resulted in immaterial dilution. In 1992, the fully diluted earnings per share calculation produced an antidilutive effect.

                                     -35 (Page 1 of 2)-
8.  Long-Term Debt (Dollars in millions)

Long-term debt consisted of the following:
                                                        December 31
                                               1994        1993         1992

7 5/8% senior notes due 2002. . . . . . . .   $150.0      $150.0       $150.0
7 3/4% senior notes due 1999. . . . . . . .    125.0       125.0        125.0
8 7/8% senior debentures due 2022 . . . . .     91.6       125.0        125.0
7 1/8% senior notes due 2023. . . . . . . .     97.3       100.0
9.03% mortgage due 1998 . . . . . . . . . .     27.0        27.0         51.0
5% convertible debentures due 2002. . . . .                             390.5
Capital lease obligations and other debt. .     17.2        64.2         41.5
Reclassified to current debt. . . . . . . .      (.8)        (.9)       (13.0)
                                              $507.3      $590.3       $870.0


During 1994, 1993 and 1992, debt was repurchased, redeemed or converted as follows:
                                                   Year ended December 31
                                               1994        1993         1992

8 7/8% senior debentures due 2022 . . . . .   $33.4
7 1/8% senior notes due 2023. . . . . . . .     2.7
5% convertible debentures due 2002. . . . .               $390.5
9.03% mortgage due 1998 . . . . . . . . . .                 24.0
10 7/8% senior notes due 1995 . . . . . . .                            $263.0
7.85% debentures due 2001 . . . . . . . . .                              25.0
Other debt. . . . . . . . . . . . . . . . .    46.5
                                              $82.6      $414.5       $288.0


                                       -35 (Page 2 of 2)-

8.  Long-Term Debt (continued)

In August 1994, the Company entered into a $500.0 revolving credit agreement, with a syndicate of commercial banks, which expires in August 1999. The purpose for this credit facility is to provide funds for the Company's working capital requirements subsequent to its common stock repurchase in 1994 (note 12) and for other corporate purposes. As of December 31, 1994, pursuant to the revolving credit agreement, the Company had incurred $150.7 of debt, which included commercial paper obligations of $61.7, and was reflected in current liabilities in the balance sheet. The weighted average interest rate on this debt was 5.9%.

     In 1994, the Company commenced a $50.0 debt repurchase program to repurchase from time to time one or more series of its long-term debt, at such prices as the Company considers advisable. Through December 31, 1994, the Company repurchased long-term debt of $36.1.

     In 1993, the Company converted $389.6 of its 5% convertible debentures into shares of its common stock, issued from its treasury shares (note 12). The difference between the amount of debt converted, net of unamortized issue costs, and the average cost of the treasury shares issued was credited to additional paid-in capital. The remaining debentures of $.9 were redeemed.

The principal terms of the various long-term issues are as follows:

     The 7 5/8% senior notes, issued in connection with the acquisition of Midwest (note 2), are due January 1, 2002 and may not be redeemed prior to maturity.

                                    -36 (Page 1 of 3)-
8.  Long-Term Debt (continued)

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

     The 7 1/8% senior notes are due November 1, 2023 and may not be redeemed prior to maturity. The proceeds from the issuance of these debt securities were used to purchase New York City Industrial Development Agency (IDA) bonds, which were issued by the IDA to establish a trust fund to implement the Company's agreement with the IDA. Under this agreement, the Company is required to invest in production facilities and develop new broadcasting and production technologies in New York City in return for certain tax incentives and low-cost energy.


     The 9.03% mortgage, which was recorded as a result of the Company's acquisition of the remaining 50 percent interest in the CBS/MTM Partnership (note 2), is due $12.0 on July 15, 1996 and $15.0 on July 15, 1998.

     The aggregate amounts of maturities of the Company's long-term debt for each of the five years subsequent to December 31, 1994 are as follows:

                      1995. . . . . . . . . . . . . . . . . .  $   .8
                      1996. . . . . . . . . . . . . . . . . .    12.7
                      1997. . . . . . . . . . . . . . . . . .      .8
                      1998. . . . . . . . . . . . . . . . . .    16.2
                      1999. . . . . . . . . . . . . . . . . .   126.5

To meet the disclosure requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company estimated that, based primarily on quoted market prices for its traded issues, the book value of its long-term debt at December 31, 1994 exceeded its fair value by approximately $39.1.

                                    -36 (Page 2 of 3)-

9. Environmental Liabilities

The Company continually evaluates its environmental liabilities and has determined that, as of December 31, 1994, 1993, and 1992, its recorded liabilities were adequate to cover asserted and unasserted claims arising from the operations of its discontinued businesses. These liabilities were not reduced by any potential recoveries from insurance companies or others.
There are no significant environmental claims known to the Company arising from its continuing operations.



                              -36 (Page 3 of 3)-
10.  Retirement Plans (Dollars in millions)

The Company has pension plans covering substantially all of its employees. Benefits are based on formulas that consider years of service and average compensation. The Company's general policy is to fund pension costs accrued over the lives of the plans to the extent the contributions will be tax-deductible. At December 31, 1994, the aggregate market value of all plan assets exceeded the projected benefit obligations of all plans by $29.7.
This net amount consisted of $85.6 related to plans whose assets exceeded their projected benefit obligations and $55.9 related to plans whose projected benefit obligations exceeded their assets. Those plans whose projected benefit obligations exceeded their assets are excluded from coverage under Section 4021(b) of the Employee Retirement Income Security Act of 1974 (ERISA). The assets of the funded plans consisted primarily of interest-bearing securities.

   The net pension costs for 1994, 1993 and 1992 were as follows:

                                                    Year ended December 31
                                               1994          1993        1992

           Service cost. . . . . . . . . .   $ 18.6         $16.8      $ 15.9
           Interest cost . . . . . . . . .     43.3          41.6        39.3
           Net amortization and deferral .    (73.8)         (2.6)      (25.1)
                                              (11.9)         55.8        30.1
           Less return on plan assets. . .    (12.6)         55.5        33.8
           Net pension cost (credit) . . .   $   .7         $  .3      $ (3.7)

Reconciliations of the funded status of these plans were as follows:

                                                        December 31
                                               1994         1993        1992
  Plans whose assets exceed accumulated
   benefits
    Accumulated pension benefit obligation:
      Vested . . . . . . . . . . . . . . .   $406.0        $391.7      $352.5
      Nonvested. . . . . . . . . . . . . .     21.5          20.4        18.0
                                             $427.5        $412.1      $370.5

    Market value of plan assets. . . . . .   $612.7        $669.1      $637.4
    Less projected pension benefit
     obligation. . . . . . . . . . . . . .    527.1         523.3       473.2
    Assets exceed projected benefit
     obligation. . . . . . . . . . . . . .     85.6         145.8       164.2
    Less items not yet recognized in net
     periodic pension cost:
      Unrecognized net asset . . . . . . .     73.7          84.3        94.6
      Unrecognized net (loss) gain . . . .    (26.4)         31.1        55.6
      Unrecognized prior service cost. . .      1.3           1.1       (10.0)

    Pension asset excluding unrecognized
      items* . . . . . . . . . . . . . . .   $ 37.0        $ 29.3      $ 24.0

* Amounts recognized in the Consolidated Balance Sheets. Unrecognized items, in the aggregate, will be recognized in future years as a net reduction in pension expense and pension liability under the provisions of SFAS No. 87, "Employers' Accounting for Pensions."

                                                         December 31
                                                  1994         1993      1992
  Plans whose accumulated benefits exceed assets
      Accumulated pension benefit obligation:
         Vested . . . . . . . . . . . . . . .   $ 28.7       $ 26.3    $ 20.0
         Nonvested. . . . . . . . . . . . . .      3.4          2.9       2.3
                                                $ 32.1       $ 29.2    $ 22.3

      Market value of plan assets . . . . . .   $    -       $    -    $    -
      Less projected pension benefit
       obligation . . . . . . . . . . . . . .     55.9         54.5      34.4
      Assets (are less than) projected benefit
         obligation . . . . . . . . . . . . .    (55.9)       (54.5)    (34.4)
      Additional minimum (liability). . . . .      (.9)         (.6)      (.6)
                                                 (56.8)       (55.1)    (35.0)
      Less items not yet recognized in net
       periodic pension cost:
          Unrecognized net (liability). . . .     (4.4)        (5.1)     (5.7)
          Unrecognized net (loss) . . . . . .     (4.9)        (8.7)     (1.9)
          Unrecognized prior service cost . .     (9.1)       (10.0)      (.3)

      Pension (liability) excluding
        unrecognized items* . . . . . . . . .   $(38.4)      $(31.3)   $(27.1)


*Amounts recognized in the Consolidated Balance Sheets. Unrecognized items, in the aggregate, will be recognized in future years as a net increase in pension expense and pension liability under the provisions of SFAS No. 87, "Employers' Accounting for Pensions."

The Company also participates in various multi-employer union-administered defined benefit pension plans that cover certain broadcast employees.
Pension expense under these plans for 1994, 1993 and 1992 was $9.0, $10.2 and $9.2, respectively.

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

                                      -38 (Page 1 of 2)-
10. Retirement Plans (continued)

Under the new guidelines, the costs of the benefits are accrued over a period ending with the date that the qualified employees became eligible to retire, and future inflation of medical costs is considered in the determination of these costs. As a result, the costs of providing these benefits were as follows:

                                                       Year ended December 31
                                                         1994    1993    1992

         Service cost . . . . . . . . . . . . . . .     $ 2.1   $ 1.9   $ 1.9
         Interest cost. . . . . . . . . . . . . . .      13.1    14.1    14.6
         Net amortization and deferral. . . . . . .      (7.0)    1.9
                                                          8.2    17.9    16.5
         Less return on plan assets . . . . . . . .      (2.5)    5.5     3.4
         Net periodic postretirement benefit cost .     $10.7   $12.4   $13.1


                              -38 (Page 2 of 2)-
 10.  Retirement Plans (continued)

   The Company's general policy is to fund accrued postretirement medical and life insurance costs to the extent the contributions will be tax-deductible. The funded assets consisted primarily of interest-bearing securities. The funded status of the postretirement medical and life insurance plans was as follows:

                                                             December 31
                                                       1994     1993     1992

         Accumulated postretirement benefit
           obligation (APBO):
          Retirees. . . . . . . . . . . . . . . . .  $134.8   $141.1   $152.6
          Fully eligible active plan participants .    15.9     17.1     16.0
          Other active plan participants. . . . . .    35.2     34.1     30.2
                                                      185.9    192.3    198.8
         Less market value of plan assets . . . . .    47.0     52.0     46.4
         Assets are less than accumulated
          postretirement benefit obligation . . . .   138.9    140.3    152.4
         Add unrecognized net gain. . . . . . . . .    24.2     16.9
         Postretirement benefit liability recognized
          in the balance sheet. . . . . . . . . . .  $163.1   $157.2   $152.4

The calculations for the postretirement medical and life insurance plans were based on an actuarial assumption of a medical inflation rate of 13.0 percent in 1994, grading down to 7.0 percent in the year 2000. The effect of a one-percentage-point annual increase in the assumed medical inflation rates would increase the APBO by approximately $1.7; the annual service cost would not be materially affected.

     The actuarial assumptions used in computing the funded status of the pension plans and the postretirement medical and life insurance plans were as follows:
                                               1994        1993       1992

         Weighted average discount rate . .    8.0%        7.5%        8.0%
         Rate of compensation increase. . .    6.0%        6.0%        6.5%
         Weighted average long-term rate
           of return on plan assets . . . .    8.0%        8.0%        8.0%

     All costs in this note relate to the covered employees of both the continuing and discontinued operations of the Company.



                              -39 (Page 1 of 2)-
11. Commitments and Contingent Liabilities (Dollars in millions)

The Company routinely enters into commitments to purchase the rights to broadcast programs, including feature films and sports events. These contracts permit the broadcast of such properties for various periods ending no later than April 2002. As of December 31, 1994, the Company was committed to make payments of $3,533.7 under such broadcasting contracts.

     Rent expense, excluding payments of real estate taxes, insurance and other expenses required under some leases, amounted to $42.3, $50.3 and $53.6 in 1994, 1993 and 1992, respectively. At December 31, 1994, minimum future rental payments and receipts under noncancelable leases (including capital leases and subleases, which were not significant) were as follows:

                                                Payments             Receipts
            1995. . . . . . . . . . . . . .       $20.3                $10.1
            1996. . . . . . . . . . . . . .        16.6                  9.8
            1997. . . . . . . . . . . . . .        12.1                  9.6
            1998. . . . . . . . . . . . . .         8.8                  9.6
            1999. . . . . . . . . . . . . .         6.9                  7.6
            2000 and thereafter . . . . . .        26.2                 51.8
                                                  $90.9                $98.5

The Company did not have any significant concentrations of credit risk at December 31, 1994.



                                 -39 (Page 2 of 2)-
12. Common Stock (Dollars in millions, except per share amounts)

In July 1994, the Company commenced a tender offer to purchase for cash
3.5 million shares of its common stock at $325 per share. The offer concluded in August 1994 at which time approximately 12.4 million shares had been tendered. Simultaneously with the conclusion of the offer, 9.1 million shares of common stock previously held in treasury were retired and restored to the status of authorized but unissued shares. The Company purchased 3.5 million of the tendered shares in September 1994 and funded the purchase from available cash and the sale of marketable securities. These shares so acquired are held in treasury, which upon consummation of the stock split in October 1994, as noted below, amounted to 17.5 million shares.
     Had the tender offer been consummated as of January 1, 1994, the unaudited pro forma net income and earnings per share of common stock would have been $247.7 and $3.90 per share, respectively, for the year ended December 31, 1994. These pro forma amounts do not purport to be indicative of a) the results that actually would have been achieved if the offer had been completed as of January 1, 1994 or b) future results of operations.
     As a result of the retirement of the 9.1 million shares of common stock held in treasury, as noted above, the pro-rata share of the individual components of shareholders' equity related to these shares has been removed from shareholders' equity as follows:

             Common stock . . . . . . . . $   22.8
             Additional paid-in capital .    117.8
             Retained earnings. . . . . .  1,506.5
                                          $1,647.1

In October 1994, the Company effected a 5-for-1 split of its common stock by paying to shareholders of record on October 3, 1994, a stock dividend of four shares (par value $2.50 per share) on each share of common stock issued. As a result of this distribution, 63.0 million additional shares were issued, which also included the issuance of 14.0 million shares for the 3.5 million shares repurchased in September 1994 and held in treasury. The common stock of the Company was increased in October 1994 by $157.6 with a corresponding decrease in additional paid-in capital for the capitalization of the par value of these additional shares issued. The stock split had no effect on the Company's retained earnings.
     In 1993, the Company converted $389.6 of its 5% convertible debentures into shares of its common stock, issued from its treasury shares (note 8).

                                      -40 (Page 1 of 2)-
12. Common Stock (continued)


     Changes in common stock during 1992, 1993 and 1994 were as follows:

                                                 Issued           Treasury
                                            Shares  Amount    Shares     Amount
                                                     (Shares in thousands)

Balance - December 31, 1991 . . . . . . . .  24,722  $61.8   11,504   $2,077.0

  Conversions of preference stock . . . . .                      (7)      (1.3)
  Issuances under employee benefit plans. .      17              (4)       (.2)
  Repurchases of common stock . . . . . . .                      22        3.0
  Acquisition of Midwest. . . . . . . . . .                    (230)     (41.6)

Balance - December 31, 1992 . . . . . . . .  24,739   61.8   11,285    2,036.9

  Issuances under employee benefit plans. .      78     .2       (4)       (.2)
  Conversions of 5% convertible debentures.                  (1,948)    (352.2)

Balance - December 31, 1993 . . . . . . . .  24,817   62.0    9,333    1,684.5

  Conversions of preference stock . . . . .                    (207)     (37.4)
  Issuances under employee benefit plans. .      69     .2       (3)
  Retirement of treasury shares . . . . . .  (9,123) (22.8)  (9,123)  (1,647.1)
  Repurchases of common stock . . . . . . .                   3,500    1,138.8
  Issuances to effect stock split . . . . .  63,044  157.6   14,000

Balance - December 31, 1994 . . . . . . . .  78,807 $197.0   17,500   $1,138.8




See notes 8, 13 and 14 for additional information about the Company's common stock.


                                     -40 (Page 2 of 2)-
13.  Preference Stock

The Company's certificate of incorporation provides authority for the issuance of 6.0 million shares of preference stock, $1 par value. In 1985, the Company issued 1.25 million shares of preference stock, specifically authorized and designated as $10 Convertible Series B Preference Stock. The net proceeds of the issuance was $123.1 million. The issue has an aggregate liquidation preference of $125.0 million. The difference between the redemption value and the net proceeds from the issue is being amortized to retained earnings over 10 years. Each share is entitled to receive cumulative cash dividends at the rate of $10 per year, payable in equal quarterly installments; is subject to mandatory redemption on August 1, 1995; and is convertible, at the option of the holder, into 3.4575 shares of common stock, which was adjusted from .6915 of a share due to the 5-for-1 split of common stock (note 12).

     In 1994, the Company issued common stock from its treasury shares for the conversion of 300,000 shares of Series B Preference Stock (note 12). In addition, in 1994, the Company purchased the rights to receive the principal and dividends on 50,000 shares of the Company's Series B Preference Stock, which was accounted for as a redemption of these shares. However, the right of conversion related to these shares is held by outside investors and if that right is exercised the Company will receive $5.0 million and issue 172,875 shares of its common stock. At December 31, 1994, there were 3,284,625 common shares reserved for issuance upon conversion of the outstanding shares of Series B Preference Stock. Upon redemption, or in the event of voluntary or involuntary liquidation, each shareholder will be entitled to $l00 per share plus any accrued or unpaid dividends.

     The terms of the Series B Preference Stock provide that the Company may not take any action that would result in the Company's ratio of total debt to total capitalization exceeding .75 to 1. As of December 31, 1994, this ratio was .64 to 1.


                                 -41 (Page 1 of 2)-
14.  Stock Rights Plan

The Company's 1983 Stock Rights Plan (as amended) (the "Plan") has been approved by the Company's shareholders. It is administered by the Compensation Committee of the Board of Directors (the "Committee"), consisting entirely of outside directors. Under the terms of the Plan, certain key employees (including officers, who may also be directors) of the Company may be granted nonqualified stock options at an exercise price equal to the closing market price of a share of common stock on the date of the grant. These are ten-year options that become exercisable in installments of 25 percent per year, with the first installment becoming exercisable on the first anniversary of the date of grant.

     Prior to May 7, 1991, options granted to officers subject to the "short swing" profit provisions of Section 16 of the Securities and Exchange Act of 1934, as amended (the "Act") were coupled with alternative stock appreciation rights (SAR's) which enabled such holder to receive in cash or shares the spread between the common stock price on the date of exercise and the option price. Due to the manner in which option grants to those subject to the provisions of Section 16 are now treated under the Act, the Committee has taken action to provide that options granted after May 7, 1991 are not coupled with SAR's.

     In November 1985, the Plan was amended to provide that then outstanding options not coupled with SAR's would be subject to limited SAR's. (Such limited SAR's provide for treatment of the spread similar to that of alternative SAR's and become exercisable only if certain defined changes in control or concentration of equity ownership of the Company occurs.) The limited SAR feature was not extended to any option grants subsequent to 1986, and subsequently granted SAR's did not provide for immediate exercisability in the event of a change in control.

     The Plan provides that the Committee can authorize dividend share credits on outstanding options and on previously issued dividend share credits. Such credits are recorded in shares of common stock based on cash dividends paid to holders of common stock. In 1986, the Committee permanently suspended granting dividend share credits.

     As adjusted for the Company's 5-for-1 common stock split, effective October 18, 1994 (note 12), the Plan now provides that a maximum of 7.5 million shares in the aggregate are available for option grants and dividend share credits. At December 31, 1994, options to purchase 865,594 shares of common stock were exercisable and the remaining outstanding options to purchase 973,781 shares were not exercisable. The number of shares available for option grants (and dividend share credits should the Committee choose to reintroduce the granting of such credits) was 1,964,514 shares, 1,846,000 shares and 2,753,725 shares at December 31, 1994, 1993 and 1992, respectively. To record the estimated cost of the Plan, in 1994, $.3 million was credited to income (to adjust prior accruals) and, in 1993 and 1992, $6.1 million and $.7 million, respectively, were charged to income.



                                -41 (Page 2 of 2)-
14. Stock Rights Plan (continued)

     As adjusted for the common stock split, the Plan also provides that, absent shareholder approval, options may not be granted after 2001; options for more than 75,000 underlying shares may not be granted to any one participant in any calendar year; and options for an aggregate in excess of
7.5 million underlying shares may not be granted.

The following table summarizes the activity under the Plan during the years ended December 31, 1992, 1993 and 1994:



                                        Options
                              With
                       Stock Appreciation
                             Rights                  Other*



                                                                       Dividend
                   Common                     Common                     Share
                   Shares  Exercise Price     Shares   Exercise Price   Credits


Outstanding -
December 31, 1991 314,250 $14.40 - $38.30   1,279,935  $11.25 - $38.30   7,615
Granted. . .                                  458,000            38.30
Exercised. .      (10,000) 23.75 -  32.73     (83,810)  11.25 -  38.30  (1,625)
Cancelled. .       ______                     (42,000)  31.98 -  38.30

Outstanding -
December 31, 1992 304,250  14.40 -  38.30   1,612,125   11.25 -  38.30   5,990
Granted. . .                                  465,000            47.43
Exercised. .     (102,500) 14.40 -  38.30    (387,750)  11.25 -  38.30  (4,413)
Cancelled. .       ______                     (28,750)  31.98 -  47.43   _____

Outstanding -
December 31, 1993 201,750  32.73 -  38.30   1,660,625   15.35 -  47.43   1,577
Granted. . .                                  454,500            55.80
Exercised. .      (54,500) 32.73 -  38.30    (317,500)  15.35 -  47.43  (1,227)
Cancelled. .       (2,750)          36.48    (102,750)  27.33 -  55.80     (20)

Outstanding -
December 31, 1994 144,500 $32.73 - $38.30   1,694,875  $23.75 - $55.80     330


 *All grants outstanding which were issued prior to January 1, 1987 contain limited stock appreciation rights as explained above. At December 31, 1994, there were 19,500 options of this type outstanding with an exercise price of $23.75.


                                  -42 (Page 1 of 2)-
15.   Litigation



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








                                  -42 (Page 2 of 2)-
OTHER FINANCIAL INFORMATION


QUARTERLY RESULTS OF OPERATIONS (Unaudited)
(Dollars in millions, except per share amounts)


The quarterly results of operations for the years ended December 31, 1994 and 1993 were as follows:


                                 1994       1993            1994        1993

                                     Net Sales              Operating Income

1st Quarter . . . . . . . . .  $1,246.9   $  878.7         $102.3      $ 62.5
2nd Quarter . . . . . . . . .     882.7      835.7          174.5       153.2
3rd Quarter . . . . . . . . .     727.1      752.9           83.9       132.8
4th Quarter . . . . . . . . .     855.2    1,042.8           65.5        62.7
                               $3,711.9   $3,510.1         $426.2      $411.2

                                                               Net Income
                                  Net Income                Per Common Share*

1st Quarter . . . . . . . . .   $  69.3    $  54.2          $  .85      $  .70
2nd Quarter . . . . . . . . .     109.3      107.4            1.36        1.35
3rd Quarter . . . . . . . . .      58.5      118.2             .77        1.48
4th Quarter . . . . . . . . .      44.5       46.4             .69         .55
                                $ 281.6    $ 326.2           $3.74      $ 4.08



*Quarterly and full year earnings per share amounts were calculated independently based on the adjusted weighted average number of outstanding common shares, on an after stock split basis (note 12), applicable to each period. Because of the repurchase of shares in 1994, the sum of the four quarters of 1994 does not equal the calculation for the full year.

SHAREHOLDER REFERENCE INFORMATION


Stock Data

The principal market for CBS common stock is the New York Stock Exchange. It is also traded on the Pacific Stock Exchange. There were 10,517 holders of record of CBS common stock as of December 31, 1994. The following table indicates the quarterly high, low and close prices for CBS common stock as reported in the quotations of consolidated trading for issues on the New York Stock Exchange during the past two years (these amounts have been adjusted to reflect the stock split):

                                 1994                          1993
                       High      Low      Close     High      Low       Close

1st Quarter . . . .   $64 3/4   $55      $61 1/4   $43 1/2  $37 1/4    $43 1/4
2nd Quarter . . . .    64 1/4    50 5/8   62 5/8    50 1/8   42 3/4     46 3/4
3rd Quarter . . . .    72 1/8    57 7/8   64 1/8    55 5/8   45 5/8     53 7/8
4th Quarter . . . .    68 3/4    50       55 1/4    65 1/4   53 3/4     57 3/4

Dividends

Dividends on CBS common stock were paid quarterly at $.10 per share in 1994 and for the fourth quarter of 1993, and at $.05 per share for the first three quarters of 1993. (These amounts were adjusted to reflect the stock split.)
In 1994 and 1993, dividends were paid quarterly at $2.50 per share on CBS Series B preference stock.


Transfer Agent and Registrar          Independent Certified Public Accountants

First Chicago Trust Company            Coopers & Lybrand L.L.P.
 of New York                           1301 Avenue of the Americas
P.O. Box 2500                          New York, New York 10019-6013
Jersey City, New Jersey 07303-2500



Annual Meeting

The 1995 annual meeting of shareholders of CBS Inc. will be held at 11 A.M., Wednesday, May 10, 1995, at The Museum of Modern Art, 11 West 53 Street, New York, New York.


Form 10-K Annual Report

The Form 10-K Annual Report for the Company's 1994 fiscal year, filed with the Securities and Exchange Commission (SEC), contains certain financial information and, when appropriate, other matters concerning the Company which are required to be reported to the SEC. Shareholders who wish a copy of this report may obtain one, without charge, upon request to the CBS Shareholder Relations Department, 51 West 52 Street, New York, New York 10019.

                             INDEX TO EXHIBITS
Number Description

 2-A Summary of Business Terms of Proposed Television Station Joint Venture ("Joint Venture Summary") between registrant and Westinghouse Broadcasting Company, Inc., dated as of October 21, 1994, is filed herewith. [Registrant has requested the Securities and Exchange Commission to grant confidential treatment to portions of this exhibit.]

 2-B Asset Exchange Agreement and Purchase Agreement, each dated November 21, 1994, between Station Partners [an affiliated entity of registrant which will ultimately become a CBS-Group W joint venture] and subsidiaries of National Broadcasting Co., Inc., are filed herewith.

 2-C Pursuant to Regulation S-K Item 601(b)(2), registrant agrees to furnish supplementally to the Securities and Exchange Commission, upon request, (a) a copy of the schedules and exhibits to said Joint Venture Summary consisting of a diagram and summary of the ownership structure of the proposed partnership (Schedule A) and the form of Venture Affiliation Agreement (Schedule B); and (b) a copy of any schedule or exhibit to said Asset Exchange Agreement and said Purchase Agreement, a list of such schedules and exhibits being included in or attached to each such agreement.

 3-A Restated Certificate of Incorporation of registrant, as amended May 13, 1988 and filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1988.*

 3-B   By-Laws of registrant, as amended to March 11, 1994, is filed as
       Exhibit 3-B to Form 10-K for 1993.*

 4-A See Article 3 of Restated Certificate of Incorporation, as amended, filed as Exhibit 3 to Form 10-Q for the quarter ended June 30, 1988.*

 4-B(i) Indenture, dated as of January 2, 1992, between registrant and The Chase Manhattan Bank (National Association), as Trustee, filed as
            Exhibit 4-F(i) to Form 10-K for 1991.*

   (ii) Specimen Form of 7-5/8% Senior Note Due 2002, filed as Exhibit 4-F(ii) to Form 10-K for 1991.*

  (iii) Specimen Form of 8-7/8% Senior Debenture Due 2022, issued May 21, 1992, filed as Exhibit 4-D(iii) to Form 10-K for 1992.*

   (iv) Specimen Form of 7-3/4% Senior Note Due 1999, issued May 21, 1992, filed as Exhibit 4-D(iv) to Form 10-K for 1992.*


*   Previously filed as indicated and incorporated herein by reference.

    (v) Specimen Form of 7-1/8% Senior Note Due 2023, issued October 28, 1993, filed as Exhibit 4-B(v) to Form 10-K for 1993.*

   (vi) Credit Agreement, dated as of August 26, 1994 between registrant and The Chase Manhattan Bank (National Association), as Agent, is filed herewith.

4-C Pursuant to Regulation S-K Item 601(b)(4), registrant agrees to furnish to the Securities and Exchange Commission, upon request, a copy of other instruments defining the rights of holders of long-term debt of registrant.

10-A CBS Additional Compensation Plan, filed as Exhibit 10-A to Form 10-K for 1980.*

10-B CBS Stock Rights Plan, as amended effective March 13, 1991, filed as Exhibit 10-B to Form 10-K for 1991.*

10-C CBS Pension Plan, as amended and restated through January 1, 1995, is filed herewith.

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

10-F   Senior Executive Life Insurance Plan, dated July 9, 1990, filed as
       Exhibit 10-D to Registrant's Form 10-K for 1990.*

10-G CBS Deferred Compensation Plan for Non-Employee Directors, dated as of November 2, 1981, filed as Exhibit 10-G to Form 10-K for 1992.*

10-H CBS Employee Investment Fund, as amended and restated through January 1, 1995, is filed herewith.

10-I CBS Retirement Plan for Outside Directors, as amended May 9,1990, filed as Exhibit 10-E to Registrant's Form 10-K for 1990.*

10-J Restricted Stock Plan for Eligible Directors, filed as Exhibit 10-J to Form 10-K for 1993.*

10-K Tisch Deferred Compensation Plan, dated as of January 1, 1995, and related trust agreement are filed herewith.

10-L CBS Supplemental Employee Investment Fund, effective January 1, 1995, and related trust agreement are filed herewith.

*   Previously filed as indicated and incorporated herein by reference.

10-M Employment Agreement between CBS Inc. and Edward Grebow, dated as of November 8, 1993, filed as Exhibit 10-L to Form 10-K for 1993.*

10-N Employment Agreement between CBS Inc. and Eric W. Ober, dated as of January 1, 1995, is filed herewith.

10-O Employment Agreement between CBS Inc. and James A. Warner, dated April 18, 1994, is filed herewith.

10-P Employment Agreement between CBS Inc. and Johnathan Rodgers, dated as of June 1994, is filed herewith.

10-Q Employment Agreement between CBS Inc. and David Kenin, dated as of April 15, 1994, is filed herewith.

10-R Employment Agreement between CBS Inc. and Peter Tortorici, dated as of April 1, 1994, is filed herewith.

10-S Employment Agreement between CBS Inc. and Nancy C. Widmann, dated as of June 1994, is filed herewith.

10-T Employment Agreement between CBS Inc. and Ellen Oran Kaden, dated as of June 27, 1994, is filed herewith.

10-U Employment Agreement between CBS Inc. and Peter W. Keegan, dated as of June 27, 1994, is filed herewith.

10-V Employment Agreement between CBS Inc. and Peter A. Lund, dated as of February 23, 1995, is filed herewith.

11     Computation of per share income is filed herewith.

12     Computation of ratios is filed herewith.

13 Registrant's 1995 Notice of Annual Meeting and Proxy Statement (to be filed on or about April 7, 1995) which, except for those portions thereof expressly incorporated by reference elsewhere in this Form 10-K, is furnished for the information of the Securities and Exchange Commission and is not to be deemed "filed" as part of the filing.

21     List of registrant's subsidiaries is filed herewith.

23     Consent of Independent Accountants is filed herewith (p. 25).

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