Form 10-Q
period 1995-03-31
CBS INC
filed 1995-05-02
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1995

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




            Class                              Outstanding at April 27, 1995

Common Stock $2.50 par value                            61,373,290

                        PART I. FINANCIAL INFORMATION



CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                                        ASSETS

                                           March 31   December 31   March 31
                                             1995        1994         1994

CURRENT ASSETS:
Cash and cash equivalents                 $    3.3      $  15.3    $  374.0
Marketable securities (note 2)                68.6         86.9       425.4
Accounts receivable, less allowances:        542.3        423.0       546.7
  $13.6  - March 1995
  $12.8  - December 1994
   $8.3  - March 1994
Program rights                               412.9        404.4       395.8
Other                                         19.1         18.3        20.9

TOTAL CURRENT ASSETS                       1,046.2        947.9     1,762.8



MARKETABLE SECURITIES (note 2)               259.7        272.6       797.4



PROPERTY, PLANT AND EQUIPMENT:
Land                                          81.9         81.9        81.4
Buildings, improvements and equipment        929.0        923.5       903.0
                                           1,010.9      1,005.4       984.4
Less accumulated depreciation                498.8        485.6       472.3

NET PROPERTY, PLANT AND EQUIPMENT            512.1        519.8       512.1



OTHER ASSETS:
Program rights                               118.3        111.1       104.0
Goodwill, net of amortization                262.5        264.3       278.7
Other                                         45.7         44.4        24.3

TOTAL OTHER ASSETS                           426.5        419.8       407.0

TOTAL ASSETS                              $2,244.5     $2,160.1    $3,479.3


      See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                             March 31  December 31  March 31
                                               1995       1994        1994

CURRENT LIABILITIES:
Accounts payable                            $   33.0    $   37.9   $   36.5
Accrued salaries, wages and benefits            62.7        77.6       58.0
Liabilities for talent and program rights      362.2       245.2      373.9
Liabilities for securities sold under
 repurchase agreements                          51.3        72.8      354.6
Debt                                           146.7       151.5         .8
Income taxes                                    10.2         3.9       15.9
Other                                          203.5       204.1      177.9

TOTAL CURRENT LIABILITIES                      869.6       793.0    1,017.6

LONG-TERM DEBT                                 507.2       507.3      590.2

OTHER LIABILITIES                              390.4       408.5      417.3

DEFERRED INCOME TAXES                           88.3        84.3      127.2

PREFERENCE STOCK, SERIES B, PAR VALUE
 $1.00 PER SHARE, SUBJECT TO REDEMPTION         90.0        89.9      117.8

SHAREHOLDERS' EQUITY:
Common stock, par value $2.50 per share:       197.1       197.0       62.1
  authorized: 100,000,000 shares
  issued:  78,854,020 shares - March 1995
Additional paid-in capital                      50.4        49.9      319.0
Unrealized holding (losses) gains (note 2)      (1.8)       (8.7)      10.4
Retained earnings                            1,191.1     1,177.7    2,499.7
                                             1,436.8     1,415.9    2,891.2

Less shares of common stock in treasury,
  at cost: 17,485,230 shares - March 1995    1,137.8     1,138.8    1,682.0
                                              _______    _______    _______

TOTAL SHAREHOLDERS' EQUITY                     299.0       277.1    1,209.2

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $2,244.5    $2,160.1   $3,479.3


       See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)






                                                Three months ended
                                                     March 31

                                                  1995         1994

Net sales                                        $ 897.1    $1,246.9
Cost of sales                                     (736.8)   (1,024.4)
Selling, general and
  administrative expenses                         (120.6)     (121.4)
Other income, net                                    1.0         1.2

Operating income                                    40.7       102.3

Interest income on investments,
  net (note 2)                                       6.7        23.3
Interest expense on debt, net                      (12.7)      (11.2)

Interest, net                                       (6.0)       12.1

Income before income taxes                          34.7       114.4

Income taxes (note 3)                              (12.9)      (45.1)

Net income                                       $  21.8    $   69.3


Earnings per common share                        $   .32    $    .85


 See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

                                                      Three months ended
                                                           March 31

                                                         1995     1994
Operating activities:
 Net income                                              $21.8   $ 69.3
 Adjustments:
   Depreciation and amortization                          19.7     19.0
   Gain on sale of marketable securities, net             (1.0)    (6.7)
 Changes in assets and liabilities*:
   Accounts receivable                                  (119.3)   (92.2)
   Program rights, net                                    91.5    233.7
   Other, net                                            (25.2)   (24.6)
                                                         (12.5)   198.5

Investing activities:
 Marketable securities:
   Gross sales                                           155.8    570.7
   Gross purchases                                      (112.1)  (522.7)
   Liabilities for securities sold under
      repurchase agreements                              (21.5)   (20.1)
 Capital expenditures                                    (10.1)   (10.2)
                                                          12.1     17.7
Financing activities:
 Issuance of debt                                         19.2        -
 Extinguishment of debt                                  (24.0)       -
 Dividends to shareholders                                (8.4)   (10.7)
 Other, net                                                1.6     (4.9)
                                                         (11.6)   (15.6)

Net (decrease) increase in cash and cash equivalents     (12.0)   200.6

Cash and cash equivalents at beginning of period          15.3    173.4

Cash and cash equivalents at end of period              $  3.3   $374.0


   See accompanying notes to consolidated condensed financial statements.



 *Excludes effect of items included in Adjustments.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. There are no material adjustments other than those that are normal and recurring. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.



Note 2. Investment income from marketable securities classified as interest income on investments, net, consisted of the following (in millions):

                                             Three months ended March 31
                                                  1995         1994
Interest income                                  $ 5.2        $18.0
Dividend income                                    1.6          1.8
Interest expense on repurchase agreements         (1.1)        (3.2)
Gross realized gains                               1.5         10.1
Gross realized losses                              (.5)        (3.4)
                                                 $ 6.7        $23.3

The cost of marketable securities sold was determined by specific identification.

During the first quarter of 1995 there were no trading securities or securities held-to-maturity. The marketable securities as of March 31, 1995 consisted of the following (in millions):


                                         Fair       Unrealized Holding
                                         Value       Gains     Losses
U.S. Government and its Agencies         $138.0       $1.7       $1.1
Corporate securities:
  Equity                                   92.9        5.7        3.7
  Debt                                     64.2                   5.9
Other Securities                           33.2         .7         .4
                                         $328.3       $8.1      $11.1


The above unrealized holding gains and losses, net of income tax benefits of $1.2 million, are reflected as "Unrealized holding losses" in shareholders' equity.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 3. Total tax expense on income before income taxes for the three months ended March 31, 1995 amounted to $12.9 million (an effective rate of 37.2%) compared with $45.1 million (an effective rate of 39.4%) for the comparable period in 1994. A reconciliation between the statutory Federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes is as follows:

                                                 Three months ended March 31
                                                      1995         1994

     Statutory Federal income tax rate                35.1%        35.1%
        Income from tax preference securities         (2.1)        (1.8)
        State and local taxes                          5.7          5.3
        Other, net                                    (1.5)          .8

     Effective income tax rate                        37.2%        39.4%

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS



Operations

The Company's net sales and net income declined in the first quarter of 1995 to $897.1 million and $21.8 million, respectively, from $1,246.9 million and $69.3 million, respectively, of the comparable quarter of 1994. The decrease in net sales was due primarily to the absence of the Television Network's broadcast of the Olympic Winter Games and the National Football League post-season games which were aired in the first quarter of 1994. In addition, the Television Network's share of primetime audience has declined significantly affecting sales and profits adversely.

The Company recorded pretax operating income of $40.7 million in the first quarter of 1995 compared with $102.3 million in the first quarter of 1994. This decrease in operating income was attributable largely to the Television Network's decline in primetime and daytime audience delivery. In addition, the Network's profits were reduced by an increase in compensation paid to its affiliated television stations. However, earnings derived from program syndication increased reflecting a stepped-up level of internal program production. Sales and profits for the Television Stations Division decreased as a result of the absence of the Network's coverage of the Olympic Winter Games. Apart from the absence of the Olympic Winter Games, the Television Stations Division benefited from continuing strength in local television advertising. Operating profits at the Radio Division increased principally as a result of sales gains at the Division's FM Group of Stations and improved results at the Radio Networks.

Interest, net, was an expense of $6.0 million in the first quarter of 1995 as opposed to income of $12.1 million in the first quarter of 1994. Interest income declined because of the Company's repurchase of its common stock for $1.1 billion in cash in the third quarter of 1994.

Net income for the first quarter of 1995 was reduced by 69 percent compared with the quarter a year earlier. However, earnings per share was reduced only by 62 percent due to lower weighted average shares outstanding in 1995, which resulted from the Company's repurchase of 17.5 million shares of its common stock in September 1994.

Comparison of the results of the first quarter of 1995 to the fourth quarter of 1994 is not meaningful because of the seasonal nature of the Company's business.

Liquidity and capital resources:

During the three months ended March 31, 1995, cash and cash equivalents decreased by $12.0 million and marketable securities, net of repurchase agreements, decreased by $9.7 million for a net decrease in liquid assets of $21.7 million. This decrease resulted primarily from negative cash flows from operating activities.



Year-to-date cash flows for 1995 and 1994 varied as follows:

     Operating activities:

     The $211.0 million lower cash flows in 1995 compared with the same period in 1994 were due primarily to the broadcasts of the Olympic Winter Games and National Football League games in 1994 (for which payments were made in prior periods) as well as lower earnings in 1995.


     Investing and financing activities:

     The variances in cash flows from investing and financing activities from 1995 to 1994 were not significant. In 1995, the decreased activity in sales and purchases of marketable securities (reflected in investing activities) was due to the lower amount of marketable securities in 1995 which resulted mainly from the Company's repurchase of its common stock for $1.1 billion in the third quarter of 1994.



The Company's liquid assets include the following (in millions):

                                                     As of
                                       March 31  December 31  March 31
                                         1995       1994        1994
Cash and cash equivalents               $  3.3     $ 15.3    $  374.0
Marketable securities:
   Current                                68.6       86.9       425.4
   Noncurrent                            259.7      272.6       797.4
Liabilities for securities sold
   under repurchase agreements           (51.3)     (72.8)     (354.6)
                                        $280.3     $302.0    $1,242.2

                                  PART II



Item 1.  Legal Proceedings.

a. There has been no change in the status, most recently reported in Item 1 of Part I of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), of its application to renew the television broadcast license for WBBM-TV, Chicago.

b. In Item 1 of Part I of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), Registrant reported that it had entered into an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, Registrant and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to Registrant. Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit ("Spectrum"), a Michigan corporation, and Alexander Serafyn, a resident of the Detroit area. On January 17, 1995, Registrant filed a consolidated opposition to the petitions. By letter dated February 13, 1995, the FCC staff requested Registrant and WGPR to provide additional information regarding certain issues raised in the Spectrum petition. Registrant and WGPR filed responses to this letter on February 23, 1995. Additional pleadings were filed by Registrant on March 8, 1995 and by Spectrum and Serafyn on March 20, 1995.

c. In Item 1 of Part I of Registrant's Form 10-K for 1994, Registrant reported that it had entered into an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to Registrant was filed with the FCC on March 16, 1995. On April 26, 1995, Oleg Nikolyszyn, a resident of the Providence area, filed a petition to deny that application, to which Registrant will shortly respond.

d. Various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted.

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

                                       CBS Inc.
                                       (Registrant)




Date:  May 1, 1995                 By: S/Peter W. Keegan
                                       Peter W. Keegan
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)