Form 10-K/A
period 1994-12-31
CBS INC
filed 1995-06-02
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A

           [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         Commission File No. 1-2931
  December 31, 1994
                                    OR

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

As of February 28, 1995, there were 61,352,900 shares of common stock outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Shareholders to be held May 10, 1995 (Part III).

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
                            AMENDMENT TO REPORT
                      FILED PURSUANT TO SECTION 13 OF
                    THE SECURITIES EXCHANGE ACT OF 1934

                                 CBS INC.
             -------------------------------------------------
            (Exact name of registrant as specified in charter)

                              AMENDMENT NO. 1

     The undersigned registrant hereby amends Item 12 of its 1994 Annual Report on Form 10-K, the text of such Item 12 being set forth in its entirety under the caption "Certain Beneficial Owners and Security Ownership by Directors and Executive Officers" in the registrant's 1995 proxy statement, which is incorporated by reference into the registrant's 1994 Annual Report on Form 10-K, by adding under the sub-caption "Certain Beneficial Owners" in the incorporated text the following:

                          Number of Shares        Percentage of
                          of Common Stock          Common Stock
Name of Owner            Beneficially Owned        Outstanding

J.P. Morgan & Co.   ...     4,104,315                 6.6%
 Incorporated(5)
60 Wall Street
New York, NY 10260

     A new footnote (5) is hereby added, and, correspondingly, each of the existing footnotes numbered (5) through (13), both the number opposite the respective names under the sub-caption "Directors and Executive Officers" and the related footnotes, are renumbered (6) through (14). The text of new footnote (5) reads as follows:

     (5) J.P. Morgan and Co. Incorporated ("Morgan") is a bank holding company and has stated that virtually the entire number of shares as to which it is the record holder involve outside persons or accounts who have the right to direct or receive dividend payments and are entitled to the proceeds of sale. No person or account holds more than 5% of CBS's outstanding common stock. Of the shares of CBS common stock as to which it is the record holder, Morgan has sole voting power with respect to 2,046,085 shares and sole power to dispose of 4,005,140 shares.

     Note: This Amendment is being filed because at the time the registrant's 1995 proxy statement was prepared and disseminated to its shareholders, the registrant had no knowledge of Morgan's holdings. The Schedule 13G, required in accordance with Rule 13d-1(b) of the Securities Exchange Act of 1934, which Morgan advises it mailed to the registrant in mid-February 1995 was never received by the registrant. The registrant first became aware of Morgan's holdings as a result of public press accounts on May 24, 1995, which were subsequently confirmed by Morgan.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CBS INC.
                                          (Registrant)



Dated:  June 2, 1995          By /s/Louis J. Rauchenberger, Jr.
                                   (Louis J. Rauchenberger, Jr.
                                   Vice President and Treasurer)