Form 10-Q
period 1995-06-30
CBS INC
filed 1995-08-07
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended June 30, 1995

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

          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.




            Class                              Outstanding at August 4, 1995

Common Stock $2.50 par value                            64,804,013

                        PART I. FINANCIAL INFORMATION


CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                                        ASSETS

                                           June 30    December 31   June 30
                                            1995         1994         1994

CURRENT ASSETS:
Cash and cash equivalents                 $    3.3      $  15.3    $  340.2
Marketable securities (note 2)                46.2         86.9       386.0
Accounts receivable, less allowances:        416.6        423.0       417.3
  $13.4  - June 1995
  $12.8  - December 1994
   $9.7  - June 1994
Program rights                               361.3        404.4       338.1
Other                                         22.2         18.3        24.0

TOTAL CURRENT ASSETS                         849.6        947.9     1,505.6



MARKETABLE SECURITIES (note 2)               296.3        272.6       962.5



PROPERTY, PLANT AND EQUIPMENT:
Land                                          81.9         81.9        81.4
Buildings, improvements and equipment        932.6        923.5       920.2
                                           1,014.5      1,005.4     1,001.6
Less accumulated depreciation                508.5        485.6       487.3

NET PROPERTY, PLANT AND EQUIPMENT            506.0        519.8       514.3



OTHER ASSETS:
Program rights                               130.4        111.1       161.8
Goodwill, net of amortization                260.6        264.3       268.5
Other                                         45.1         44.4        23.1

TOTAL OTHER ASSETS                           436.1        419.8       453.4

TOTAL ASSETS                              $2,088.0     $2,160.1    $3,435.8


      See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                    LIABILITIES AND SHAREHOLDERS' EQUITY

                                             June 30   December 31  June 30
                                               1995       1994        1994

CURRENT LIABILITIES:
Accounts payable                            $   37.9    $   37.9   $   35.2
Accrued salaries, wages and benefits            72.4        77.6       66.0
Liabilities for talent and program rights      203.6       245.2      227.5
Liabilities for securities sold under
 repurchase agreements                          69.6        72.8      364.6
Debt                                            30.8       151.5         .7
Income taxes                                    10.7         3.9       44.2
Other                                          220.7       204.1      177.0

TOTAL CURRENT LIABILITIES                      645.7       793.0      915.2

LONG-TERM DEBT                                 507.0       507.3      590.1

OTHER LIABILITIES                              400.1       408.5      410.4

DEFERRED INCOME TAXES                           90.4        84.3      108.8

PREFERENCE STOCK, SERIES B, PAR VALUE
 $1.00 PER SHARE, SUBJECT TO
 REDEMPTION (note 5)                            28.0        89.9      112.8

SHAREHOLDERS' EQUITY (note 5):
Common stock, par value $2.50 per share:       202.8       197.0       62.1
  authorized: 100,000,000 shares
  issued:  81,114,518 shares - June 1995
Additional paid-in capital                     111.6        49.9      319.4
Unrealized holding gains (losses) (note 2)       5.7        (8.7)      (5.3)
Retained earnings                            1,234.5     1,177.7    2,598.1
                                             1,554.6     1,415.9    2,974.3

Less shares of common stock in treasury,
  at cost: 17,485,230 shares - June 1995     1,137.8     1,138.8    1,675.8
                                              _______    _______    _______

TOTAL SHAREHOLDERS' EQUITY                     416.8       277.1    1,298.5

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $2,088.0    $2,160.1   $3,435.8


       See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

                                    Three months ended    Six months ended
                                          June 30             June 30

                                     1995       1994       1995      1994

Net sales                            $890.2     $882.7  $1,787.3   $2,129.6
Cost of sales                        (644.7)    (591.6) (1,381.5)  (1,616.0)
Selling, general and
  administrative expenses (note 3)   (159.7)    (118.5)   (280.3)    (239.9)
Other income, net                       3.2        1.9       4.2        3.1

Operating income                       89.0      174.5     129.7      276.8

Interest income on investments,
  net (note 2)                          5.7       19.0      12.4       42.3
Interest expense on debt, net         (12.9)     (11.0)    (25.6)     (22.2)

Interest, net                          (7.2)       8.0     (13.2)      20.1

Income before income taxes             81.8      182.5     116.5      296.9

Income taxes (note 4)                 (29.9)     (73.2)    (42.8)    (118.3)


Net income                           $ 51.9     $109.3  $   73.7   $  178.6



Earnings per common share            $  .80     $ 1.36  $   1.12   $   2.21



     See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)

                                                      Six months ended
                                                           June 30

                                                       1995       1994
Operating activities:
 Net income                                           $ 73.7     $178.6
 Adjustments:
   Depreciation and amortization                        39.7       38.4
   Gain on sale of marketable securities, net           (1.1)      (6.7)
 Changes in assets and liabilities*:
   Accounts receivable                                   6.4       37.2
   Program rights, net                                 (33.1)      78.7
   Other, net                                           16.8        9.9
                                                       102.4      336.1

Investing activities:
 Marketable securities:
   Gross sales                                         248.4      782.5
   Gross purchases                                    (206.3)    (886.5)
   Liabilities for securities sold under
      repurchase agreements                             (3.2)     (10.1)
 Capital expenditures                                  (22.0)     (30.1)
                                                        16.9     (144.2)
Financing activities:
 Short-term debt                                      (120.7)         -
 Dividends to shareholders                             (16.8)     (21.3)
 Other, net                                              6.2       (3.8)
                                                      (131.3)     (25.1)

Net (decrease) increase in cash and cash equivalents   (12.0)     166.8

Cash and cash equivalents at beginning of period        15.3      173.4

Cash and cash equivalents at end of period            $  3.3     $340.2


   See accompanying notes to consolidated condensed financial statements.



 *Excludes effect of items included in Adjustments.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 1. The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. There are no material adjustments other than those that are normal and recurring except for a pretax charge related to staff reductions (note 3). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K and subsequent quarterly filing.


Note 2. Investment income from marketable securities classified as interest income on investments, net, consisted of the following (in millions):

                                             Three months     Six months
                                             ended June 30   ended June 30
                                             1995     1994   1995     1994
Interest income                              $4.9    $20.4  $10.1    $38.4
Dividend income                               1.7      1.9    3.3      3.7
Interest expense on repurchase agreements    (1.0)    (3.3)  (2.1)    (6.5)
Gross realized gains                           .5      3.1    2.0     13.2
Gross realized losses                         (.4)    (3.1)   (.9)    (6.5)
                                             $5.7    $19.0  $12.4    $42.3


The cost of marketable securities sold was determined by specific identification.

During the first six months of 1995 there were no trading securities or securities held-to-maturity. The marketable securities as of June 30, 1995 consisted of the following (in millions):


                                         Fair       Unrealized Holding
                                         Value       Gains     Losses
U.S. Government and its Agencies         $123.0      $ 7.0       $ .1
Corporate securities:
  Equity                                  106.5        7.2        2.6
  Debt                                     80.5         .1        3.0
Other Securities                           32.5        1.1         .2
                                         $342.5      $15.4       $5.9

The above unrealized holding gains and losses, net of income taxes of $3.8 million, are reflected as "Unrealized holding gains" in shareholders' equity.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 3. In the second quarter of 1995, the Company recorded a pretax charge of $32.3 million for staff reduction costs including the costs related to an early retirement program--a special one-time opportunity for certain eligible employees to voluntarily retire early with increased benefits.

Note 4. Total tax expense on income before income taxes for the six months ended June 30, 1995 amounted to $42.8 million (an effective rate of 36.7%) compared with $118.3 million (an effective rate of 39.8%) for the comparable period in 1994. A reconciliation between the statutory Federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes is as follows:


                                                 Six months ended June 30
                                                      1995         1994

     Statutory Federal income tax rate                35.1%        35.1%
        Income from tax preference securities         (1.3)        (1.4)
        State and local taxes                          5.4          5.2
        Other, net                                    (2.5)          .9

     Effective income tax rate                        36.7%        39.8%



Note 5. In the first six months of 1995, the Company issued 2,143,650 shares of its common stock for the conversion of 620,000 shares of Series B Preference Stock. The difference between the carrying value of these converted shares and the par value of the common stock issued was credited to additional paid-in capital. In 1994, the Company issued 1,037,250 shares of its common stock from its treasury shares for the conversion of 300,000 shares of Series B Preference Stock. The difference between the carrying value of the shares converted in 1994 and the average cost of the treasury shares issued was charged to additional paid-in capital.

As of June 30, 1995, a total of 920,000 shares out of the original issue of 1,250,000 shares of Series B Preference Stock were converted into the Company's common stock. In addition, in 1994, the Company purchased the rights to receive principal and dividends on 50,000 shares of Series B Preference Stock which was accounted for as a redemption of these shares. However, the right of conversion related to these shares held by outside investors was exercised on August 1, 1995 and the Company received $5.0 million for such exercise, and issued 172,875 shares of its common stock.

As of August 1, 1995, the mandatory redemption date of Series B Preference Stock, the remaining 280,000 shares of Series B Preference Stock were converted into 968,100 shares of the Company's common stock.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


Note 6.  Subsequent Event.
On August 1, 1995, the Company and Westinghouse Electric Corporation (Westinghouse) announced that Westinghouse had agreed to acquire all of the outstanding shares of the Company for a cash consideration of $81 per share. In addition the Company's shareholders will receive a special payment which will be calculated at the rate of six percent per annum of the cash consideration commencing from August 31, 1995 until the closing of the transaction, less any dividends which otherwise would be payable. The value of the transaction is expected to total approximately $5.4 billion. This agreement is subject to various regulatory approvals, the approval of the Company's shareholders and completion of financing by Westinghouse. Chemical Bank and J.P. Morgan have each committed to lend $1 billion and have agreed to arrange the remainder of the financing. Westinghouse expects to receive the necessary Federal Communications Commission's approvals or waivers and complete the transaction by the end of 1995 or early 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

On August 1, 1995, the Company and Westinghouse Electric Corporation (Westinghouse) announced that Westinghouse had agreed to acquire all of the outstanding shares of the Company for a cash consideration of $81 per share plus certain additional consideration depending upon the timing of the closing. The value of the transaction is expected to total approximately $5.4 billion. The agreement is subject to various regulatory approvals, the approval of the Company's shareholders and completion of financing by Westinghouse (note 6).

Operations
The Company's net sales in the second quarter of 1995 increased slightly compared with net sales in the second quarter of 1994. However, net sales decreased 16 percent for the first six months of 1995 compared with the same period in 1994 because of the absence of the Television Network's broadcast of the Olympic Winter Games and the National Football League post-season games both of which aired in the first quarter of 1994.

In the second quarter of 1995, operating income decreased to $89.0 million from $174.5 million in the second quarter of 1994, due primarily to lower operating results at the Television Network, as well as a pretax charge of $32.3 million for staff reduction costs including the costs related to an early retirement program--a special one-time opportunity for certain eligible employees to voluntarily retire early with increased benefits. The Television Network reported a decrease in operating income due largely to a decline in primetime and daytime audience delivery, an increase in compensation paid to its affiliated television stations and higher programming costs for entertainment series and miniseries. Sales and profits for the Television Stations Division increased, led by improved results at WCBS-TV (New York). Sales and operating income increased at the Radio Division led by improved results at the FM Radio Group.

For the first six months of 1995, operating income decreased 53 percent compared with 1994, due mainly to lower operating results at the Television Network, as well as a pretax charge for staff reduction costs as noted above. Operating income at the Television Network decreased as a result of lower primetime ratings, an increase in compensation paid to its affiliated television stations, and higher programming costs. Sales and profits for the Television Stations Division decreased as a result of the absence of the Network's coverage of the Olympic Winter Games which aired in 1994. However, excluding the impact of the Olympic Winter Games, the Television Stations Division benefited from increased sales from local television advertising. Operating profits at the Radio Division increased principally as a result of sales gains at the Division's FM Group of Stations.

Interest, net, in the second quarter and for the first six months of 1995, was an expense of $7.2 million and $13.2 million, respectively, as opposed to income of $8.0 million and $20.1 million in the comparable periods of 1994. Interest income declined because of the Company's repurchase of its common stock for $1.1 billion in cash in the third quarter of 1994.

Net income for the second quarter and first six months of 1995 was reduced by 53% and 59%, respectively, compared with the comparable periods a year earlier. However, earnings per share for the second quarter and first six months of 1995 was reduced by only 41% and 49%, respectively, due to lower weighted average shares outstanding in 1995, which resulted from the Company's repurchase of 17.5 million shares of its common stock in September 1994.

Comparison of the results of the second quarter of 1995 with the first quarter of 1995 is not meaningful because of the seasonal nature of the Company's business.


Liquidity and capital resources:

During the six months ended June 30, 1995, cash and cash equivalents decreased by $12.0 million and marketable securities, net of repurchase agreements, decreased by $13.8 million for a net decrease in liquid assets of $25.8 million. This decrease resulted primarily from cash outflows related to the payment of short-term debt, partially offset by positive cash flows from operating activities.


Year-to-date cash flows for 1995 and 1994 varied as follows:

      Operating activities:

      The $233.7 million lower positive cash flows in 1995, compared with the same period in 1994 were due primarily to lower earnings in 1995 and the cash flows related to program rights. The cash flow variance in program rights was due mainly to the broadcasts of the Olympic Winter Games and National Football League games in 1994 (for which payments were made in prior periods) partially offset by a lower scheduled payment made in 1995 compared with 1994 as part of the acquisition of rights to the 1998 Olympic Winter Games.

      Investing and financing activities:

      The variance in cash flows from investing activities was due mainly to the net decrease in investments in marketable securities. In 1995, the decreased activity in sales and purchases of marketable securities was due to the lower investment in marketable securities which resulted primarily from the Company's repurchase of its common stock for $1.1 billion in the third quarter of 1994.

      The variance in cash flows from financing activities was due largely to the reduction in short-term debt in 1995.


The Company's liquid assets include the following (in millions):
                                                     As of
                                        June 30  December 31    June 30
                                         1995        1994        1994
Cash and cash equivalents               $  3.3      $ 15.3    $  340.2
Marketable securities:
   Current                                46.2        86.9       386.0
   Noncurrent                            296.3       272.6       962.5
Liabilities for securities sold
   under repurchase agreements           (69.6)      (72.8)     (364.6)
                                        $276.2      $302.0    $1,324.1

                                   PART II
Item 1.  Legal Proceedings.

a. In Item 1 of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), Registrant reported that, on August 3, 1992, it had filed with the Federal Communications Commission ("FCC") a timely application to renew the television broadcast license for WBBM-TV, Chicago, Illinois. Registrant further reported that, on or about August 18, 1992, Edward Magnus, an individual, filed with the FCC a petition to deny the WBBM-TV application, to which Registrant responded on September 24, 1992. By letter dated November 14, 1994, the FCC dismissed the petition to deny. Registrant also reported that a second petition to deny the WBBM-TV application was filed on or about November 2, 1992, by the NAACP, and that on November 23, 1992, Registrant filed its opposition. On May 3, 1995, the FCC denied the NAACP petition and granted the WBBM-TV license renewal application.

b. In Item 1 of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), Registrant reported that, on April 1, 1994, Registrant filed with the FCC a timely application to renew the television broadcast license for WCAU-TV, Philadelphia, Pennsylvania. On July 13, 1994, the Philadelphia Lesbian and Gay Task Force and other groups filed with the FCC a petition to deny the WCAU-TV application, to which Registrant responded on August 22, 1994. On June 22, 1995, the FCC denied the petition and granted the WCAU-TV license renewal application.

c. In Item 1 of Part I of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), Registrant reported that it had entered into an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, Registrant and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to Registrant. Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit ("Spectrum"), a Michigan corporation, and Alexander Serafyn, a resident of the Detroit area.
On January 17, 1995, Registrant filed a consolidated opposition to the petitions. On July 27, 1995, the FCC approved the assignment of the broadcast license for WGPR-TV to Registrant. On July 28, 1995, Serafyn filed a Notice of Appeal with the United States Court of Appeals for the D.C. Circuit (the "D.C. Circuit"). In addition, Spectrum has 30 days to seek reconsideration from the FCC or to appeal to the D.C. Circuit.

d. In Item 1 of Part I of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), Registrant reported that it had entered into an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to Registrant was filed with the FCC on March 16, 1995. On April 26, 1995, Oleg Nikolyszyn, a resident of the Providence area, filed a petition to deny that application, to which Registrant filed an opposition. On June 22, 1995, the FCC staff approved the assignment of the broadcast license for WPRI-TV to Registrant, subject to whatever action, if any, the FCC might deem appropriate in light of its consideration of certain issues raised in the petitions to deny the application for FCC consent to the assignment of the license for WGPR-TV, Detroit to Registrant, which application is described in item c above. On June 29, 1995, Nikolyszyn filed with the FCC staff a petition for reconsideration and motion for stay, to which Registrant filed an opposition on July 6, 1995.
Subsequently, in granting the WGPR-TV assignment application described in item c above, the FCC removed the condition which it had previously placed on its grant of the WPRI-TV assignment application.

e. On June 1, 1995, Registrant filed a timely application to renew the broadcast license for WARW(FM), Bethesda, Maryland. Oppositions may be filed until September 1, 1995.

f. Registrant and the individual members of its Board of Directors had been served with summonses and complaints in the following eight legal proceedings instituted in the Supreme Court of the State of New York, New York County:
Moise Katz v. CBS; Max Grill v. CBS; John Stack v. CBS; William Stevens v. CBS; Roger Minkoff v. CBS; Kenneth Steiner v. CBS; Ron Stern v. CBS; and Carol B. Miller IRA Account v. CBS. In each of these proceedings the plaintiff, on behalf of himself/herself and other shareholders of Registrant, asserts that Westinghouse Electric Corporation's pending acquisition of Registrant (announced August 1, 1995) does not provide sufficient value to Registrant and its shareholders and seeks damages, injunctive relief, that Registrant conduct an auction to maximize shareholder value, an order imposing a "voting trust" on the shares controlled by the directors, and other equitable relief. Registrant believes that each of these actions is without merit and will have no adverse affect on Registrant or the transaction with Westinghouse.

g. Various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted.

Item 4.  Submission of Matters to a Vote of Security Holders

a. Registrant's Annual Meeting of Shareholders (the "Meeting") was held on May 10, 1995.

b. At the Meeting, the following director-nominees were elected to the Board of Directors: Laurence A. Tisch, Michel C. Bergerac, Harold Brown,
     Ellen V. Futter, Henry A. Kissinger, Henry B. Schacht, Edson W. Spencer, Franklin A. Thomas, Preston R. Tisch and Daniel Yankelovich.

c. (1) The election of directors was the first matter voted upon at the Meeting. Directors so elected will hold office for one year and until their successors shall be elected and shall qualify. The voting results were:

           Director-Nominee           Votes For    Votes Withheld

           Laurence A. Tisch          46,522,414   3,862,207
           Michel C. Bergerac         46,594,182   3,790,439
           Harold Brown               46,555,379   3,829,242
           Ellen V. Futter            42,567,347   7,817,274
           Henry A. Kissinger         46,489,974   3,894,647
           Henry B. Schacht           46,615,354   3,769,267
           Edson W. Spencer           46,611,618   3,773,003
           Franklin A. Thomas         46,593,160   3,791,461
           Preston R. Tisch           46,557,043   3,827,578
           Daniel Yankelovich         46,590,283   3,794,338

     (2) The second matter voted upon was the election of Coopers & Lybrand L.L.P. to serve as independent auditors until the next Annual Meeting of Shareholders. The voting results were: Votes For - 50,043,157; Votes Against - 234,825; Abstentions - 106,639.

     (3) The third matter voted upon was a shareholder proposal to limit executives' and directors' annual compensation to $1 million. The voting results were: Votes For - 4,293,241; Votes Against - 40,391,638; Abstentions - 970,408; Broker Non-Votes - 4,729,334.

     (4) The fourth matter voted upon was a shareholder proposal to mandate that directors retire at age 72. The voting results were: Votes For - 5,195,920; Votes Against - 38,543,680; Abstentions - 1,915,687; Broker
     Non-Votes - 4,729,334.

     (5) The fifth matter voted upon was a shareholder proposal to eliminate outside directors' meeting attendance fees. The voting results were:
     Votes For - 4,189,059; Votes Against - 39,976,013; Abstentions - 1,490,215; Broker Non-Votes - 4,729,334.

     (6) The sixth matter voted upon was a shareholder proposal to limit terms for directors. The voting results were: Votes For - 4,078,673; Votes Against - 41,156,160; Abstentions - 420,454; Broker Non-Votes - 4,729,334.

     (7) The seventh matter voted upon was a shareholder proposal to eliminate the outside directors' retirement plan. The voting results were: Votes For - 11,801,212; Votes Against - 32,985,623; Abstentions - 868,452; Broker Non-Votes - 4,729,334.

     (8) The eighth matter voted upon was a shareholder proposal to reserve a Board seat for a non-executive employee representative. The voting results were: Votes For - 4,372,745; Votes Against - 40,150,240; Abstentions - 1,132,302; Broker Non-Votes - 4,729,334.

     (9) The ninth and final matter voted upon was a shareholder proposal concerning minimum stock ownership by directors. The voting results were:
     Votes For - 5,267,291; Votes Against - 39,370,333; Abstentions - 1,017,663; Broker Non-Votes - 4,729,334.

d.   Not applicable.


Item 6.  Exhibits and Reports on Form 8-K

a. Filed herewith as Exhibit 11 is a statement regarding the computation of earnings per common share and as Exhibit 12 is a computation of consolidated ratio of earnings to fixed charges.

b. Registrant filed a report on Form 8-K, dated August 1, 1995, reporting that on such date Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with Westinghouse Electric Corporation, a Pennsylvania corporation ("Westinghouse"), and Group W Acquisition Corp., a New York corporation ("Sub"), pursuant to which Sub will merge with and into Registrant (the "Merger"). As a result of the Merger, the outstanding shares of Registrant's common stock, par value $2.50 per share ("Registrant Common Stock"), will be converted into the right to receive $81 per share, in cash, plus an additional amount equal to 6% per annum of such purchase price beginning on August 31, 1995, less any dividends declared and paid by Registrant for the period after August 1, 1995. The Merger is conditioned upon, among other things, approval by holders of a majority of the Registrant Common Stock and upon receipt of certain regulatory and governmental approvals. The Merger Agreement is attached as Exhibit 2 to such Form 8-K.



                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CBS Inc.
                                        (Registrant)



Date:  August 7, 1995               By: S/Peter W. Keegan
                                        Peter W. Keegan
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)