Form 10-K/A
period 1994-12-31
CBS INC
filed 1995-10-12
CIK 18366

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-K/A NO. 3

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                        Commission File No. 1-2931
  December 31, 1994

                                       OR

            / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                    CBS INC.
A NEW YORK CORPORATION                           I.R.S. EMPLOYER NO. 13-0590730

                      51 West 52 Street, New York, NY 10019
                         Telephone Number (212) 975-4321

Securities registered pursuant to Section 12(b) of the Act:

                                                   Name of each exchange
            Title of each class                     on which registered
            -------------------                    ---------------------
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
                     -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 22, 1995, was $4,286,160,242.

As of September 22, 1995, there were 64,826,138 shares of common stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for Annual Meeting of Shareholders held on May 10, 1995 (Part III).

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                            AMENDMENT NO. 3 TO REPORT
                         FILED PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                    CBS INC.
                -------------------------------------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 3

The undersigned registrant hereby amends its 1994 Annual Report on Form 10-K as follows.

                                     PART I

1. Item 1. The penultimate sentence in the second paragraph under the sub-heading "The CBS Television Stations Division..." on page 3 of the Report is amended by adding the following language.

"...; the consideration payable in respect of such acquisition is $83 million, subject, however, to adjustment."

2. Item 1. The first full paragraph under the sub-heading "Material Licenses and Federal Regulation" is amended by adding to such paragraph the following four new sentences.

"CBS currently holds broadcast licenses for 10 television stations (three of which are operated as "satellites" of other CBS Owned television stations and are accordingly exempt from the FCC's multiple ownership and television duopoly rules), 13 FM radio stations and eight AM radio stations. During 1995, CBS was required to file a license renewal application for one FM radio station. CBS will be required to file license renewal applications for four FM and four AM radio stations during 1996. In addition to the foregoing, CBS holds a license for a television translator station which is in the process of being assigned to another party, various licenses for auxiliary service stations, and various non-broadcast licenses."

3. Item 1. The text under the sub-heading "Material Licenses and Federal Regulation" is further amended as follows.

(a) The last sentence of the second paragraph is deleted and the following sentence is substituted in lieu thereof.

"On May 3, 1995, the FCC denied the NAACP petition and granted the WBBM-TV license renewal application."

(b) The last sentence of the fifth paragraph is deleted and the following sentence is substituted in lieu thereof.

"On June 22, 1995 the FCC denied the petition and granted the WCAU-TV license renewal application."

(c) The seventh paragraph is deleted in its entirety and the following paragraph is substituted in lieu of thereof.

"As noted in Item 1 of Part I of this Form 10-K (under the caption "The CBS Television Stations Division"), CBS, on September 23, 1994, entered into an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, CBS and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to CBS. Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit Inc. ("Spectrum"), a Michigan corporation, and Alexander Serafyn, a resident of the Detroit area. The Spectrum petition alleged that registrant had assumed premature control of the station in violation of the Communications Act by virtue of a local marketing agreement with the then-licensee of WGPR-TV pursuant to which registrant was at that time programming the station. The Serafyn petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine. On January 17, 1995, registrant filed a consolidated opposition to the petitions. On July 27, 1995, the FCC approved the assignment of the broadcast license for WGPR-TV to CBS. Both Spectrum and Serafyn have appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In addition, Oleg Nikolyszyn, who opposed FCC approval of registrant's acquisition of WPRI-TV, Providence, Rhode Island (see paragraph below), filed an appeal of the FCC decision regarding WGPR-TV with the D.C. Circuit. Registrant has intervened in these appeals, which have been consolidated by the Court. On September 20, 1995, registrant's acquisition of WGPR-TV (now WWJ-TV) was consummated."

(d) The eighth paragraph is deleted in its entirety and the following paragraph is substituted in lieu of thereof.

"As noted in Part I of this Form 10-K (under the caption "The CBS Television Stations Division"), CBS reported that on March 1, 1995, it had entered into an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to CBS was filed with the FCC on March 16, 1995. On April 26, 1995, Oleg Nikolyszyn, a resident of the Providence area, filed a petition to deny that application, to which CBS filed an opposition. The petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine, and also argued that action on the application should be delayed pending the resolution of certain issues raised in petitions to deny CBS's application to acquire WGPR-TV, Detroit. On June 22, 1995, the FCC staff approved the assignment of the broadcast license for WPRI-TV to CBS, subject to whatever action, if any, the FCC might deem appropriate in light of its consideration of the issues raised in the WGPR proceeding. On June 29, 1995, Nikolyszyn filed with the FCC staff a petition for reconsideration and motion for stay, to which CBS filed an opposition on July 6, 1995. Subsequently, in granting the WGPR-TV assignment application described in the preceding paragraph, the FCC removed the condition which it had previously placed on its grant of the WPRI-TV assignment application. CBS's acquisition of WPRI-TV was consummated on September 10, 1995."

By reason of the foregoing Amendments 1, 2 and 3, Item 1 of Part I of the Report is restated in its entirety to read as follows.

"Item 1. Business.

The registrant, CBS Inc. ("CBS" or "registrant")*, conducts its domestic and international operations either directly or through subsidiaries and joint ventures.

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

CBS/Broadcast Group

The CBS/Broadcast Group, through the CBS Television Network, distributes a comprehensive schedule of news and public affairs broadcasts, entertainment and sports programming and feature films to 206 independently-owned affiliated stations and the seven CBS owned and operated television stations, which in the aggregate serve the 50 states and the District of Columbia, and to certain overseas affiliated stations. The CBS Operations and Administration Division operates the technical facilities used to produce and distribute programs of the CBS News, Sports and Entertainment Divisions. This division is also responsible for providing facilities management, personnel services, management information systems and administrative support services to CBS, including the CBS/Broadcast Group, and to


------------------------
* Except as the context otherwise requires, references to CBS or registrant in this Annual Report mean CBS Inc. and include its subsidiaries.

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

In connection with the implementation of a joint venture agreement with Group W described below under the caption "Other Activities", it is contemplated that the CBS-owned television station in Philadelphia and certain assets of the CBS-owned television station in Miami will be exchanged for other television stations and broadcast assets, and that the proceeds of this exchange (as well as the retained assets and liabilities of the Miami station) will be contributed to the joint venture. As more fully set forth below, this venture will be controlled and managed by Group W. Pursuant to the advertising sales representation joint venture agreement with Group W also described under the caption "Other Activities", it is contemplated that the advertising sales representation operations of the two companies will be combined in an entity that will represent the television stations owned or controlled by CBS or Group
W. In September 1994, CBS executed Asset Purchase Agreements for the acquisition of WGPR(TV), Detroit, and WVEU(TV), Atlanta, from WGPR, Inc. and Broadcast Corporation of Georgia ("BCG"), respectively. Subsequent to the execution of CBS's agreement to purchase WVEU(TV), the CBS Television Network agreed to affiliate with another television station in the Atlanta market. Accordingly, CBS has assigned its rights to acquire WVEU(TV) under its Asset Purchase Agreement with BCG to WVEU Purchase Inc. CBS's contemplated acquisition of WGPR-TV is subject to approval by the Federal Communications Commission ("FCC"). (See caption "Material Licenses and Federal Regulation" for further details.) On March 1, 1995, CBS executed an Asset Purchase Agreement for the acquisition of WPRI-TV, Providence, Rhode Island, from Narragansett Television L.P.; the consideration payable in respect of such acquisition is $83 million, subject, however, to adjustment. The transaction is subject to FCC approval. (See caption "Material Licenses and Federal Regulation.")

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

In connection with the implementation of the television station joint venture agreement between CBS and Group W, in 1994 CBS created Station Partners, a Delaware general partnership that is at present wholly controlled by CBS, and transferred to Station Partners CBS's interests in television stations WCAU-TV, Philadelphia and WCIX(TV), Miami. In November 1994, Station Partners entered into an Asset Exchange Agreement with a subsidiary of the National Broadcasting Company, Inc. ("NBC"), pursuant to which Station Partners will exchange WCAU-TV, and the principal FCC licenses, broadcasting tower and certain related assets of WCIX(TV), for NBC's owned television station KCNC-TV, Denver; the principal FCC licenses, broadcasting tower and certain related assets of NBC's owned station WTVJ(TV), Miami; and $30.0 million. Upon the consummation of this exchange, which is subject to necessary regulatory approvals and other customary conditions of closing, Station Partners will become a joint venture between CBS and Group W, and will also own at that time the assets and liabilities of WCIX(TV) retained by Station Partners under the Asset Exchange Agreement with NBC, as well as television station KYW-TV, which is currently Group W's owned station in Philadelphia.

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

                    MATERIAL LICENSES AND FEDERAL REGULATION

Except as indicated below, all of CBS's television and radio stations operate under currently effective licenses from the FCC, which is empowered by the Communications Act of 1934, as amended, to, inter alia, license and regulate television and radio broadcasting stations. The FCC has authority to grant or renew broadcast licenses for a maximum term of five years for television and seven years for radio if it determines that the "public convenience, interest or necessity" will be served thereby. During a specified period after an application for renewal of a broadcast station license has been filed, competing applications seeking a license to broadcast on the same frequency may be filed with the FCC, and are entitled to consideration by the FCC in a hearing to evaluate the comparative merits of the applications. Persons objecting to the license renewal application may also file petitions to deny during this period. CBS currently holds broadcast licenses for 10 television stations (three of which are operated as "satellites" of other CBS Owned television stations and are accordingly exempt from the FCC's multiple ownership and television duopoly rules), 13 FM radio stations and eight AM radio stations. During 1995, CBS was required to file a license renewal application for one FM radio station. CBS will be required to file license renewal applications for four FM and four AM radio stations during 1996. In addition to the foregoing, CBS holds a license for a television translator station which is in the process of being assigned to another party, various licenses for auxiliary service stations, and various non-broadcast licenses.

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

As noted in Item 1 of Part I of this Form 10-K (under the caption "The CBS Television Stations Division"), CBS, on September 23, 1994, entered into an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, CBS and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to CBS. Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit Inc. ("Spectrum"), a Michigan corporation, and Alexander Serafyn, a resident of the Detroit area. The Spectrum petition alleged that registrant had assumed premature control of the station in violation of the Communications Act by virtue of a local marketing agreement with the then-licensee of WGPR-TV pursuant to which registrant was at that time programming the station. The Serafyn petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine. On January 17, 1995, registrant filed a consolidated opposition to the petitions. On July 27, 1995, the FCC approved the assignment of the broadcast license for WGPR-TV to registrant. Both Spectrum and Serafyn have appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In addition, Oleg Nikolyszyn, who opposed FCC approval of registrant's acquisition of WPRI-TV, Providence, Rhode Island (see paragraph below), filed an appeal of the FCC decision regarding WGPR-TV with the D.C. Circuit. Registrant has intervened in these appeals, which have been consolidated by the Court. On September 20, 1995, registrant's acquisition of WGPR-TV (now WWJ-TV) was consummated.

As also noted in Item 1 of Part I of this Form 10-K (under the caption "The CBS Television Stations Division"), CBS, on March 1, 1995, entered an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to registrant was filed with the FCC on March 16, 1995. On April 26, 1995, Oleg Nikolyszyn, a resident of the Providence area, filed a petition to deny that application, to which registrant filed an opposition. The petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine, and also argued that action on the application should be delayed pending the resolution of certain issues raised in petitions to deny registrant's application to acquire WGPR-TV, Detroit (see paragraph above). On June 22, 1995, the FCC staff approved the assignment of the broadcast license for WPRI-TV to registrant, subject to whatever action, if any, the FCC might deem appropriate in light of its consideration of the issues raised in the WGPR proceeding. On June 29, 1995, Nikolyszyn filed with the FCC staff a petition for reconsideration and motion for stay, to which registrant filed an opposition on July 6, 1995. Subsequently, in granting the WGPR-TV assignment application described in the paragraph above, the FCC removed the condition which it had previously placed on its grant of the WPRI-TV assignment application.

Registrant's acquisition of WPRI-TV was consummated on September 10, 1995.

                                    EMPLOYEES

As of December 31, 1994, CBS had approximately 6,400 full-time employees."

                                    PART III

4. Item 10. Item 10 of Part III of the Report is amended and restated in its entirety to read as follows.

"Item 10.  Directors and Executive Officers of the Registrant.

Incorporated herein by this reference and made a part of this Item 10 are the materials included in CBS's Proxy Statement" under the captions "Information Concerning Nominees for Directors", "Additional Information in Respect of the Board of Directors and its Committees", "Non-Employee Directors' Compensation and Benefits" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934". Definitive copies of the 1995 Proxy Statement were filed with the Commission on or about April 7, 1995.

See also, "Executive Officers of the Registrant", included in Item 1 hereof pursuant to Instruction 3 to Item 401(b) of Regulation S-K."

                        MANAGEMENT'S FINANCIAL COMMENTARY

5. The first paragraph under the heading "Management's Financial Commentary" (which commenced on page 18) is amended by adding after the last sentence in such paragraph the following new sentence.

"Net income in 1994 declined from 1993 due mainly to a legal settlement with Viacom, as noted above, an insurance settlement for hurricane damage to the Company's television station in Miami, higher gains from the sale of marketable securities and higher tax benefits - all of which benefited earnings in 1993."

6. The fourth paragraph under the sub-heading "Capital Structure and Total Assets" (page 23) is amended by adding the following three sentences to the beginning of such paragraph thereof.

"As of December 31, 1994, the Company had commitments to acquire program rights of $497.3 million and $547.4 million in 1995 and 1996, respectively (note 11). The Company anticipates funding these amounts from internally generated cash flows. The Company anticipates investing approximately $60.0 million in 1995 in the jointly-held entities with Group W (note 2)."

7. The fourth paragraph under the sub-heading "Capital Structure and Total Assets" (page 23) is amended by adding after the last sentence in such paragraph the following two new sentences.

"As part of the $500.0 million revolving credit agreement, as of December 31, 1994, the Company had borrowed $150.7 million of short-term debt (note 8) for working capital and other corporate purposes. The remaining $349.3 million of credit was available to the Company at an interest rate of LIBOR plus 17 basis points, in the range of approximately 6.2 percent to 7.5 percent."

8. Under the sub-heading "Income from Continuing Operations and Net Income" (page 19), the present paragraphs two through seven become paragraphs four through nine, respectively, and two new paragraphs (numbers two and three) are inserted between the first and the new fourth paragraph. The text of such new paragraphs reads in its entirety as follows.

"The Company's cost of sales as a percentage of net sales remained essentially flat in 1994 compared with 1993, because the increase in costs related to the broadcast of the Olympic Winter Games in 1994 was offset by the absence of Major League Baseball and National Football League games broadcast in 1993. The cost of sales in 1992 includes the costs to broadcast the Olympic Winter Games and Super Bowl. The costs in 1991 and 1990 were adversely effected by the pretax provision of $322.0 million and $282.0 million, respectively, for losses on the Company's Major League Baseball and National Football League television contracts. The increases in selling, general and administrative expenses in 1994, 1993 and 1992 were due primarily to higher advertising and promotional expenses."

"Other income, net, in 1993 included a pretax gain of $29.5 million from a legal settlement with Viacom and a pretax gain of $12.4 million from insurance settlements for hurricane damage to the Company's television station in Miami."

9. The fifth paragraph under the sub-heading "Cash Flows from Investing Activities" (page 22) is amended by adding the following new sentence.

"The gain on sale of marketable securities was included in Interest Income on Investments, net, in the Consolidated Statements of Income and in note 5."

By reason of the foregoing Amendments 5, 6, 7, 8, and 9, the text and related financial tables under the heading "Management's Financial Commentary" are restated to read in their entirety as follows.

"MANAGEMENT'S FINANCIAL COMMENTARY

In 1994, the Company's operating results improved compared with the prior year, reflecting strengthened demand for national and local television advertising. The increase in operating results would have been higher but for a legal settlement with Viacom International Inc. ("Viacom"), which benefited earnings in 1993. Net income in 1994 declined from 1993 due mainly to a legal settlement with Viacom, as noted above, an insurance settlement for hurricane damage to the Company's television station in Miami, higher gains from the sale of marketable securities and higher tax benefits - all of which benefited earnings in 1993.

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

The Company's cost of sales as a percentage of net sales remained essentially flat in 1994 compared with 1993, because the increase in costs related to the broadcast of the Olympic Winter Games in 1994 was offset by the absence of Major League Baseball and National Football League games broadcast in 1993. The cost of sales in 1992 includes the costs to broadcast the Olympic Winter Games and Super Bowl. The costs in 1991 and 1990 were adversely effected by the pretax provision of $322.0 million and $282.0 million, respectively, for losses on the Company's Major League Baseball and National Football League television contracts. The increases in selling, general and administrative expenses in 1994, 1993 and 1992 were due primarily to higher advertising and promotional expenses.

Other income, net, in 1993 included a pretax gain of $29.5 million from a legal settlement with Viacom and a pretax gain of $12.4 million from insurance settlements for hurricane damage to the Company's television station in Miami.

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

                              - 18 (Page 1 of 3) -

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

                              - 18 (Page 2 of 3) -

                                            Year ended December 31
                              --------------------------------------------------------
                                 1994        1993       1992        1991        1990
                              --------------------------------------------------------
                                      (In millions, except per share amounts)
Net sales . . . . . . . . .   $3,711.9    $3,510.1    $3,503.0    $3,035.0    $3,261.2
Cost of sales . . . . . . .   (2,823.2)   (2,688.8)   (2,906.5)   (2,938.0)   (2,925.6)
Selling, general and
 administrative expenses. .     (475.8)     (461.3)     (422.9)     (384.6)     (409.3)
Other income, net . . . . .       13.3        51.2         6.5        16.3        22.8
Operating income (loss) . .      426.2       411.2       180.1      (271.3)      (50.9)

Interest income on
 investments, net . . . . .       57.8       110.4       107.6       140.1       210.1
Interest expense on
 debt, net. . . . . . . . .      (47.0)      (42.3)      (60.7)      (47.4)      (57.9)
                              --------    --------    --------    --------    --------
Interest, net.. . . . . . .       10.8        68.1        46.9        92.7       152.2
                              --------    --------    --------    --------    --------
Income (loss) from
  continuing operations
  before income taxes . . .      437.0       479.3       227.0      (178.6)      101.3

Income tax (expense)
  benefit . . . . . . . . .     (155.4)     (153.1)      (64.5)       79.9       (10.5)
                              --------    --------    --------    --------    --------
Income (loss) from
 continuing operations. . .      281.6       326.2       162.5       (98.7)       90.8
Discontinued operations . .                                           12.9        20.0
Cumulative effects of
   changes in accounting
   principles . . . . . . .                              (81.5)
                              --------    --------    --------    --------    --------
Net income (loss) . . . . .   $  281.6    $  326.2    $   81.0    $  (85.8)   $  110.8
Per share of common stock:
  Continuing operations . .      $3.74    $   4.08    $   2.10    $  (1.22)   $    .70
  Discontinued operations .                                            .16         .16
  Cumulative effects of
     changes in accounting
     principles . . . . . .                              (1.05)
                              --------    --------    --------    --------    --------
  Net income (loss) . . . .   $   3.74    $   4.08    $   1.05    $  (1.06)   $    .86


Dividends per common share.   $    .40    $    .25    $    .20    $    .20    $    .88


Adjusted weighted average
  shares outstanding. . . .       72.2        77.7        77.1        81.0       128.7


                              - 18 (Page 3 of 3) -

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


                              - 19 (Page 1 of 2) -

                                                Year ended December 31
                              --------------------------------------------------------
                                 1994       1993        1992        1991       1990
                              --------------------------------------------------------
                                                 (In millions)
Cash flows:
Operating activities . . . .  $   444.2   $  117.6    $ 144.2    $    97.8    $  217.7
Investing activities . . . .      498.7     (163.0)    (374.1)     1,484.3       103.5
Financing activities . . . .   (1,101.0)      73.4      105.3     (2,033.2)     (198.6)
                              ---------   --------    -------    ---------    --------
Net change in cash and
 cash equivalents. . . . . .     (158.1)      28.0     (124.6)     (451.1)       122.6
Remove net investment in
  marketable securities
  included above*. . . . . .     (570.8)      95.8      171.3     (1,456.2)     (147.6)
                              ---------   --------    -------    ---------    --------
Cash flows before
  investment in
  marketable securities. . .     (728.9)     123.8       46.7     (1,907.3)      (25.0)
Unrealized pretax holding
  losses, net, on marketable
  securities at end of year.      (14.5)
                              ---------   --------    -------    ---------    --------
(Decrease) increase in
  cash and marketable
  securities . . . . . . . .     (743.4)     123.8       46.7     (1,907.3)      (25.0)
Cash and marketable
  securities at beginning
  of year**. . . . . . . . .    1,045.4      921.6      874.9      2,782.2     2,807.2
                              ---------   --------    -------    ---------    --------
Cash and marketable
  securities at end
  of year**. . . . . . . . .  $   302.0   $1,045.4    $ 921.6    $   874.9    $2,782.2

---------------
* Includes liabilities for securities sold subject to repurchase agreements (note 1).

** Includes cash and cash equivalents and readily marketable securites held in the Company's short-term and long-term portfolios as well as liabilities for securities sold under repurchase agreements.

                              - 19 (Page 2 of 2) -

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

From an overall standpoint, the fluctuations in cash flows from operating activities, over the period covered by the table, were due

                              - 20 (Page 1 of 3) -
mainly to changes in operating income (exclusive of noncash items) and investments in program rights. Additionally, there were period-to-period changes in year-end levels of accounts receivable and various other assets and liabilities, due mainly to the timing of transactions.

                              - 20 (Page 2 of 3) -

                                               Year ended December 31
                                      ---------------------------------------------------
                                        1994       1993       1992       1991       1990
                                      ---------------------------------------------------
                                                  (In millions)
Net income (loss). . . . . . . . .    $ 281.6    $ 326.2    $  81.0    $ (85.8)   $ 110.8

Adjustments:
Depreciation and amortization            76.2       71.0       66.7       59.9       58.7
Gain on sale of marketable
  securities, net. . . . . . . . .        (.7)     (39.6)     (28.9)     (38.1)     (12.4)
Cumulative effects of changes in
  accounting principles. . .                                   81.5
Gain on discontinued operations                                          (21.2)     (33.0)

Changes in assets and liabilities:
Accounts receivable. . . . . . . .       31.5      (37.1)       7.8       (2.7)      32.4
Program rights, net. . . . . . . .       73.8      (26.0)      23.3         .9        8.1
Accounts payable . . . . . . . . .        4.5       (2.3)     (18.1)       4.7       (5.0)
Accrual on baseball and football
 television contracts. . . . . . .     (21.0)    (242.0)    (160.0)     233.0      190.0
Income taxes . . . . . . . . . . .        2.0       60.5       69.8      (64.5)    (114.7)
Other, net . . . . . . . . . . . .       (3.7)       6.9       21.1       11.6      (17.2)
                                       ------    -------    -------     ------     ------
Cash flows from operating
  activities . . . . . . . . . . .    $ 444.2    $ 117.6    $ 144.2    $  97.8    $ 217.7

Cash flows from interest and
  income taxes included above:
Interest, net* . . . . . . . . . .    $  10.1    $  28.5    $  18.0    $  54.6    $ 139.8
Income taxes . . . . . . . . . . .     (155.0)     (94.2)       2.6        2.4     (143.4)


* Excludes gain on sale of marketable securities, which was included in cash flows from investing activities.

                              - 20 (Page 3 of 3) -

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

Interest income on investments, net, excluding gain on sale of marketable securities, was included in operating activities and is presented for informational purposes. The gain on sale of marketable securities was included in Interest Income on Investments, net, in the Consolidated Statements of Income and in note 5.

                              - 21 (Page 1 of 4) -

                                                Year ended December 31
                                    -------------------------------------------------
                                      1994     1993       1992       1991       1990
                                    -------------------------------------------------
                                                  (In millions)
Marketable securities:
   Gain on sale. . . . . . . . .    $   .7   $  39.6    $  28.9    $   38.1    $ 12.4
   Net investment. . . . . . . .     570.8     (95.8)    (171.3)    1,456.2     147.6
   Cash flows from
    marketable securities* . . .     571.5     (56.2)    (142.4)    1,494.3     160.0
Major acquisitions** . . . . . .                         (160.2)
Capital expenditures . . . . . .     (72.8)   (106.8)     (71.5)      (64.2)    (60.4)
Asset dispositions . . . . . . .                                      54.2       3.9
                                    ------   -------    -------    --------    ------
Cash flows from investing
  activities***. . . . . . . . .    $498.7   $(163.0)   $(374.1)   $1,484.3    $103.5

Interest income on investments,
   net (not included above). . .    $ 57.1   $  70.8    $  78.7    $  102.0    $197.7

-----------
  * Includes liabilities for securities sold subject to repurchase agreements (note 1).

 ** The table excludes the noncash items indicated in the footnotes to the Statements of Cash Flows.

*** Cash flows related to interest (excluding gain on sale of marketable securities) and taxes are included in operating activities in accordance with SFAS No. 95.

                              - 21 (Page 2 of 4) -

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

                              - 21 (Page 3 of 4) -

                                                   Year ended December 31
                                     ------------------------------------------------
                                        1994      1993      1992         1991     1990
                                     ------------------------------------------------
                                                  (In millions)
7 1/8% senior notes due 2023. . . .  $    (2.7)  $100.0
7 5/8% senior notes due 2002. . . .                       $ 150.0
7 3/4% senior notes due 1999. . . .                         125.0
8 7/8% senior debentures due 2022 .      (33.4)             125.0
10 7/8% senior notes due 1995 . . .                        (263.0)  $    (3.0)  $  (7.7)
11 3/8% notes due 1992. . . . . . .                                               (75.6)
Other long-term debt. . . . . . . .      (46.5)     (.9)     (2.5)       (2.5)     (2.3)
Short-term debt . . . . . . . . . .      150.7
                                     ---------   ------   -------    --------   -------
Debt issued (retired)*. . . . . . .       68.1     99.1     134.5        (5.5)    (85.6)
Repurchases of common stock . . . .   (1,138.8)              (3.0)   (2,005.1)
Dividends to shareholders . . . . .      (38.1)   (31.3)    (25.9)      (25.7)   (116.6)
Other, net. . . . . . . . . . . . .        7.8      5.6       (.3)        3.1       3.6
                                     ---------   ------   -------    --------   --------
Cash flows from financing
  activities**. . . . . . . . . . .  $(1,101.0)  $ 73.4   $ 105.3   $(2,033.2)   (198.6)

Interest expense on debt, net (not
  included above) . . . . . . . . .  $   (47.0)  $(42.3)  $ (60.7)  $   (47.4)  $ (57.9)

---------------
 * The table excludes the noncash items indicated in the footnotes to the Statements of Cash Flows.

** Cash flows related to interest and taxes are included in operating activities in accordance with SFAS No. 95.


                              - 21 (Page 4 of 4) -

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

                              - 22 (Page 1 of 4) -

                                                      December 31
                                ------------------------------------------------------
                                  1994       1993        1992        1991        1990
                                ------------------------------------------------------
                                                     (In millions)
Current assets:
Cash and marketable
  securities*. . . . . . . . .   $ 29.4    $  219.4    $  169.0    $  272.5    $2,318.8
Accounts receivable. . . . . .    423.0       454.5       417.4       420.3       417.6
Program rights . . . . . . . .    404.4       581.9       447.4       505.5       403.3
Recoverable income taxes** . .                 28.8       117.1        90.2        87.6
Other. . . . . . . . . . . . .     18.3        18.2        20.9        18.2        17.8
                                 ------     -------     -------     -------    --------
Total current assets . . . . .    875.1     1,302.8     1,171.8     1,306.7     3,245.1

Current liabilities:
Accounts payable . . . . . . .     37.9        33.4        35.7        48.1        43.4
Liabilities for talent
 and program rights. . . . . .    245.2       317.4       245.5       276.3       236.4
Debt . . . . . . . . . . . . .    151.5          .9        13.0         3.5         3.4
Other. . . . . . . . . . . . .    285.6       312.5       514.4       410.0       251.7
Total current liabilities. . .    720.2       664.2       808.6       737.9       534.9

Working capital. . . . . . . .   $154.9    $  638.6    $  363.2    $  568.8    $2,710.2

Ratio of current assets to
   current liabilities . . . .   1.22:1      1.96:1      1.45:1      1.77:1      6.07:1

---------------
 * Includes cash and cash equivalents and liabilities related to securities sold subject to repurchase agreements (note 1).

** Primarily related to temporary differences attributable to the Major League Baseball and National Football League television contracts (note 3).

                              - 22 (Page 2 of 4) -

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

As of December 31, 1994, the Company had commitments to acquire program rights of $497.3 million and $547.4 million in 1995 and 1996, respectively (note 11). The Company anticipates funding these amounts from internally generated cash flows. The Company anticipates investing approximately $60.0 million in 1995 in the jointly-held entities with Group W (note 2). The Company believes that, with an ample amount of highly liquid assets and a revolving credit agreement of $500.0 million (note 8), it remains fully capable of funding its current operations and sufficiently flexible with respect to the acquisition of additional media properties should suitable opportunities arise. As part of the $500.0 million revolving credit agreement, as of December 31, 1994, the Company had borrowed $150.7 million of short-term debt (note 8) for working capital and other corporate purposes. The remaining $349.3 million of credit was available to the Company at an interest rate of LIBOR plus 17 basis points, in the range of approximately 6.2 percent to 7.5 percent.

The principal changes in total assets over the five-year period were related to the Company's $1.1 billion common stock repurchase in 1994; increased investment in marketable securities from the issuance of debt and increased program rights in 1993; the acquisitions of Midwest and television and film production facilities in 1992; and the $2 billion common stock repurchase in 1991.

                              - 22 (Page 3 of 4) -

                                                         December 31
                                   ------------------------------------------------------
                                    1994        1993        1992        1991        1990
                                   ------------------------------------------------------
                                                        (In millions)
Current debt . . . . . . . . .   $  151.5    $     .9    $   13.0    $    3.5    $    3.4
Long-term debt . . . . . . . .      507.3       590.3       870.0       696.5       712.4
Total debt . . . . . . . . . .      658.8       591.2       883.0       700.0       715.8
Common stock subject
  to redemption. . . . . . . .                                                       65.2
Preference stock subject
  to redemption. . . . . . . .       89.9       124.7       124.5       124.4       124.2
Shareholders' equity . . . . .      277.1     1,138.0       446.8       354.8     2,392.7
                                 --------    --------    --------    --------    --------
Total capitalization . . . . .   $1,025.8    $1,853.9    $1,454.3    $1,179.2    $3,297.9

Total debt as a percentage of
   total capitalization. . . .       64.2%       31.9%       60.7%       59.4%       21.7%


Total assets . . . . . . . . .   $2,160.1    $3,418.7    $3,175.0    $2,798.6    $4,691.8"


                                     - 22 (Page 4 of 4) -

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    CBS INC.
                                     ------------------------------------
                                                  (Registrant)

Dated: October 12, 1995              By /s/ Peter W. Keegan
                                     -------------------------------------
                                     Executive Vice President and
                                        Chief Financial Officer