Form 10-Q/A
period 1995-06-30
CBS INC
filed 1995-10-12
CIK 18366

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q/A NO. 1

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 1995

Commission File Number 1-2931

                                    CBS Inc.
             (Exact name of registrant as specified in its charter)

           New York                                      13-0590730
 (State or other jurisdiction of
  incorporation or organization)

  51 West 52 Street, New York, N.Y.                          10019
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code     (212) 975-4321


                 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X  No   .
                                             ---   ---
                 Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class                            Outstanding at September 22, 1995
----------------------------               ---------------------------------
Common Stock $2.50 par value                           64,826,138

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                       AMENDMENT NO. 1 TO QUARTERLY REPORT
                         FILED PURSUANT TO SECTION 13 OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                    CBS INC.
                -------------------------------------------------
               (Exact name of registrant as specified in charter)

                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends its Report for the Quarter ended June 30, 1995 on Form 10-Q as follows.

                         PART I - FINANCIAL INFORMATION
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

1. Under the sub-heading "Operations" (page 9) each of the present paragraphs two through six become paragraphs four through eight, respectively, and two new paragraphs (numbers two and three) are inserted between the first and the new fourth paragraph. The text of each such new paragraph reads in its entirety as follows.

"The increase in cost of sales in the second quarter of 1995 compared with the same quarter in 1994 was due largely to increases in compensation paid to the Company's affiliated television stations and higher programming costs for entertainment series and miniseries. The decrease in cost of sales for the first six months of 1995 compared with the same period in 1994 was due primarily to the broadcast of the Olympic Winter Games in 1994."

"The increase in selling, general and administrative expenses in the second quarter and for the first six months of 1995, as compared with the same periods in 1994, resulted mainly from a pretax charge in 1995 of $32.3 million for staff reduction costs including the costs related to an early retirement program."

By reason of the foregoing amendment, the text and related financial tables that constitutes the Management's Discussion and Analysis of Financial Condition and Results of Operations, which is included in Part I of the registrant's Report, are restated in their respective entireties as follows.

              "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

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

The increase in cost of sales in the second quarter of 1995 compared with the same quarter in 1994 was due largely to increases in compensation paid to the Company's affiliated television stations and higher programming costs for entertainment series and miniseries. The decrease in cost of sales for the first six months of 1995 compared with the same period in 1994 was due primarily to the broadcast of the Olympic Winter Games in 1994.

The increase in selling, general and administrative expenses in the second quarter and for the first six months of 1995, as compared with the same periods in 1994, resulted mainly from a pretax charge in 1995 of $32.3 million for staff reduction costs including the costs related to an early retirement program.

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

The Company's liquid assets include the following (in millions):

                                                     As of
                                      ------------------------------------
                                      June 30      December 31    June 30
                                        1995           1994         1994
                                        ----           ----         ----
Cash and cash equivalents             $    3.3      $   15.3      $  340.2
Marketable securities:
   Current                                46.2          86.9         386.0
   Noncurrent                            296.3         272.6         962.5
Liabilities for securities sold
   under repurchase agreements           (69.6)        (72.8)       (364.6)
                                      --------      --------      --------
                                      $  276.2      $  302.0      $1,324.1"
                                      ========      ========      ========


                                     PART II

2. In Item 1 under the heading "Legal Proceedings", paragraphs "c.", "d.", and "f.", are deleted in their entirety and the following paragraphs "c.", "d.", and "f.", are substituted in lieu of the applicable deleted paragraph.

"c. In Item 1 of Part I of registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), registrant reported that it had entered an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, CBS and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to CBS.

Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit, Inc. ("Spectrum"), a Michigan corporation, and Alexander Serafyn, a resident of the Detroit area. The Spectrum petition alleged that registrant had assumed premature control of the station in violation of the Communications Act by virtue of a local marketing agreement with the then-licensee of WGPR-TV pursuant to which registrant was at that time programming the station. The Serafyn petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine. On January 17, 1995, registrant filed a consolidated opposition to the petitions. On July 27, 1995, the FCC approved the assignment of the broadcast license for WGPR-TV to registrant. Both Spectrum and Serafyn have appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In addition, Oleg Nikolyszyn, who opposed FCC approval of registrant's acquisition of WPRI-TV, Providence, Rhode Island (see item d. below), filed an appeal of the FCC decision regarding WGPR-TV with the D.C. Circuit. Registrant has intervened in these appeals, which have been consolidated by the Court. On September 20, 1995, registrant's acquisition of WGPR-TV (now WWJ-TV) was consummated."

"d. In Item 1 of Part I of registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), registrant reported that it had entered into an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to registrant was filed with the FCC on March 16, 1995. On April 26, 1995, Oleg Nikolyszyn, a resident of the Providence area, filed a petition to deny that application, to which registrant filed an opposition. The petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine, and also argued that action on the application should be delayed pending the resolution of certain issues raised in petitions to deny registrant's application to acquire WGPR-TV, Detroit (see item c. above). On June 22, 1995, the FCC staff approved the assignment of the broadcast license for WPRI-TV to registrant, subject to whatever action, if any, the FCC might deem appropriate in light of its consideration of the issues raised in the WGPR proceeding. On June 29, 1995, Nikolyszyn filed with the FCC staff a petition for reconsideration and motion for stay, to which registrant filed an opposition on July 6, 1995. Subsequently, in granting the WGPR-TV assignment application described in item c. above, the FCC removed the condition which it had previously placed on its grant of the WPRI-TV assignment application. Registrant's acquisition of WPRI-TV was consummated on September 10, 1995."

"f. The registrant, the individual members of its Board of directors and, in certain instances, Westinghouse and its Chairman and Chief Executive Officer, Michael H. Jordan, have been named as defendants in the following eight lawsuits filed in the Supreme Court of the State of New York, New York County:
Carol B. Miller IRA Account v. CBS (date filed: July 18, 1995); Roger B. Minkoff v. CBS (July 28, 1995); Moise Katz v. CBS (August 1, 1995); Max Grill
v. CBS (August 1, 1995); William Stevens v. CBS (August 1, 1995); John Stack v. CBS (August 2, 1995); Kenneth Steiner v. CBS (August 2, 1995); and Ron Stern v. CBS (August 3, 1995). In these proceedings, the plaintiffs, on behalf of themselves and other shareholders of the registrant, primarily assert that (i) the individual members of the registrant's Board of Directors have failed to act in such a manner so as to maximize shareholder value, including by failing to properly consider and solicit other bids for the registrant, and have acted according to their own personal interests, instead of consistent with the fiduciary obligations they owe to the registrant's shareholders, and (ii) the merger of the registrant into Westinghouse does not provide sufficient value to the registrant and its shareholders, especially in light of the registrant's current financial condition and prospects for future growth and the trading prices for the registrant's Common Stock immediately prior to announcement of the merger of the registrant into Westinghouse. Certain of the plaintiffs also allege that Westinghouse and Mr. Jordan aided and abetted the foregoing alleged failures and breaches of the registrant's directors. The plaintiffs seek primarily to enjoin the merger with Westinghouse and that the registrant conduct an auction to maximize shareholder value, as well as an order imposing a "voting trust" on the shares controlled by the directors, unquantified damages and other equitable relief (including certain declaratory relief and that the registrant disclose certain information before completing any change of control transaction). The registrant has consulted with counsel and believes that each of these lawsuits is without merit and, accordingly, will have no adverse affect on the registrant or the merger with Westinghouse."

By reason of foregoing amendments, "Legal Proceedings" is restated in its entirety as follows.

                                    "PART II

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

c. In Item 1 of Part I of registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), registrant reported that it had entered an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, CBS and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to CBS. Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit, Inc. ("Spectrum"), a Michigan corporation, and Alexander Serafyn, a resident of the Detroit area. The Spectrum petition alleged that registrant had assumed premature control of the station in violation of the Communications Act by virtue of a local marketing agreement with the then-licensee of WGPR-TV pursuant to which registrant was at that time programming the station. The Serafyn petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine. On January 17, 1995, registrant filed a consolidated opposition to the petitions. On July 27, 1995, the FCC approved the assignment of the broadcast license for WGPR-TV to registrant. Both Spectrum and Serafyn have appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In addition, Oleg Nikolyszyn, who opposed FCC approval of registrant's acquisition of WPRI-TV, Providence, Rhode Island (see item d. below), filed an appeal of the FCC decision regarding WGPR-TV with the D.C. Circuit. Registrant has intervened in these appeals, which have been consolidated by the Court. On September 20, 1995, registrant's acquisition of WGPR-TV (now WWJ-TV) was consummated.

d. In Item 1 of Part I of registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), registrant reported that it had entered into an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to registrant was filed with the FCC on March 16, 1995. On April 26, 1995, Oleg Nikolyszyn, a resident of the Providence area, filed a petition to deny that application, to which registrant filed an opposition. The petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine, and also argued that action on the application should be delayed pending the resolution of certain issues raised in petitions to deny registrant's application to acquire WGPR-TV, Detroit (see item c. above). On June 22, 1995, the FCC staff approved the assignment of the broadcast license for WPRI-TV to registrant, subject to whatever action, if any, the FCC might deem appropriate in light of its consideration of the issues raised in the WGPR proceeding. On June 29, 1995, Nikolyszyn filed with the FCC staff a petition for reconsideration and motion for stay, to which registrant filed an opposition on July 6, 1995. Subsequently, in granting the WGPR-TV assignment application described in item c. above, the FCC removed the condition which it had previously placed on its grant of the WPRI-TV assignment application. Registrant's acquisition of WPRI-TV was consummated on September 10, 1995.

e. On June 1, 1995, registrant filed a timely application to renew the broadcast license for WARW(FM), Bethesda, Maryland. Oppositions may be filed until September 1, 1995.

f. The registrant, the individual members of its Board of directors and, in certain instances, Westinghouse and its Chairman and Chief Executive Officer, Michael H. Jordan, have been named as defendants in the following eight lawsuits filed in the Supreme Court of the State of New York, New York County: Carol B. Miller IRA Account v. CBS (date filed: July 18, 1995); Roger B. Minkoff v. CBS (July 28, 1995); Moise Katz v. CBS (August 1, 1995); Max Grill v. CBS (August 1,
1995); William Stevens v. CBS (August 1, 1995); John Stack v. CBS (August 2,
1995); Kenneth Steiner v. CBS (August 2, 1995); and Ron Stern v. CBS (August 3,
1995). In these proceedings, the plaintiffs, on behalf of themselves and other shareholders of the registrant, primarily assert that (i) the individual members of the registrant's Board of Directors have failed to act in such a manner so as to maximize shareholder value, including by failing to properly consider and solicit other bids for the registrant, and have acted according to their own personal interests, instead of consistent with the fiduciary obligations they owe to the registrant's shareholders, and (ii) the merger of the registrant with Westinghouse does not provide sufficient value to the registrant and its shareholders, especially in light of the registrant's current financial condition and prospects for future growth and the trading prices for the registrant's Common Stock immediately prior to announcement of the merger of the registrant into Westinghouse. Certain of the plaintiffs also allege that Westinghouse and Mr. Jordan aided and abetted the foregoing alleged failures and breaches of the registrant's directors. The plaintiffs seek primarily to enjoin the merger with Westinghouse and that the registrant conduct an auction to maximize shareholder value, as well as an order imposing a "voting trust" on the shares controlled by the directors, unquantified damages and other equitable relief (including certain declaratory relief and that the registrant disclose certain information before completing any change of control transaction). The registrant has consulted with counsel and believes that each of these lawsuits is without merit and, accordingly, will have no adverse affect on the registrant or the merger with Westinghouse.

g. Various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted."

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    CBS INC.
                                  (Registrant)

                             /s/ Peter W. Keegan
Dated: October 12, 1995   By -------------------------
                          Executive Vice President and
                             Chief Financial Officer