Form 10-Q
period 1995-09-30
CBS INC
filed 1995-11-02
CIK 18366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1995

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




            Class                              Outstanding at October 30, 1995

Common Stock $2.50 par value                            64,843,388
                        PART I. FINANCIAL INFORMATION


CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                                        ASSETS

                                       September 30  December 31  September 30
                                            1995        1994         1994
                                       ------------  -----------  ------------
CURRENT ASSETS:
Cash and cash equivalents                   $ 38.5     $   15.3     $  49.7
Marketable securities (note 5)                46.3         86.9        35.9
Accounts receivable, less allowances:        415.6        423.0       391.5
  $13.7 - September 1995
  $12.8 - December 1994
  $13.6 - September 1994
Program rights                               415.0        404.4       427.1
Recoverable income taxes                      26.6
Other                                         15.6         18.3        22.1
                                           -------      -------     -------
TOTAL CURRENT ASSETS                         957.6        947.9       926.3


MARKETABLE SECURITIES (note 5)               230.6        272.6       371.0


PROPERTY, PLANT AND EQUIPMENT:
Land                                          79.0         81.9        81.4
Buildings, improvements and equipment        896.2        923.5       917.5
                                           -------      -------     -------
                                             975.2      1,005.4       998.9
Less accumulated depreciation                483.6        485.6       487.2
                                           -------      -------     -------
NET PROPERTY, PLANT AND EQUIPMENT            491.6        519.8       511.7



OTHER ASSETS:
Program rights                               149.5        111.1       155.0
Investments in joint ventures (note 3)       104.9
Goodwill, net of amortization (note 4)       322.4        264.3       266.6
Other                                         34.7         44.4        29.9
                                           -------      -------     -------
TOTAL OTHER ASSETS                           611.5        419.8       451.5
                                           -------      -------     -------
TOTAL ASSETS                              $2,291.3     $2,160.1    $2,260.5
                                           =======      =======     =======

      See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED BALANCE SHEETS
(Dollars in millions, except per share amounts)

                    LIABILITIES AND SHAREHOLDERS' EQUITY


                                         September 30 December 31 September 30
                                            1995         1994         1994
                                         ------------ ----------- ------------
CURRENT LIABILITIES:
Accounts payable                              $  33.7    $   37.9   $   28.7
Accrued salaries, wages and benefits             57.3        77.6       67.3
Liabilities for talent and program rights       238.7       245.2      256.7
Liabilities for securities sold under
 repurchase agreements                           51.5        72.8      103.6
Debt (note 4)                                   227.6       151.5      150.8
Income taxes                                                  3.9        3.3
Other                                           209.5       204.1      193.6
                                              -------     -------    -------
TOTAL CURRENT LIABILITIES                       818.3       793.0      804.0

LONG-TERM DEBT                                  494.8       507.3      589.8

OTHER LIABILITIES                               407.7       408.5      420.8

DEFERRED INCOME TAXES                            89.0        84.3      108.6

PREFERENCE STOCK, SERIES B, PAR VALUE
  $1.00 PER SHARE, SUBJECT TO
  REDEMPTION (note 7)                                        89.9       89.9

SHAREHOLDERS' EQUITY (note 7):
Common stock, par value $2.50 per share:        205.8       197.0       39.4
 authorized: 100,000,000 shares
 issued: 82,316,368 shares - September 1995
Additional paid-in capital                      147.5        49.9      207.6
Unrealized holding gains (losses) (note 5)        4.5        (8.7)      (2.9)
Retained earnings                             1,261.5     1,177.7    1,141.6
                                              -------     -------    -------
                                              1,619.3     1,415.9    1,385.7

Less shares of common stock in treasury,
 at cost: 17,485,230 - September 1995         1,137.8     1,138.8    1,138.3
                                              _______     _______    _______

TOTAL SHAREHOLDERS' EQUITY                      481.5       277.1      247.4
                                              -------     -------    -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY   $2,291.3    $2,160.1   $2,260.5
                                              =======     =======    =======

      See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(Dollars in millions, except per share amounts)

                                    Three months ended    Nine months ended
                                       September 30         September 30

                                     1995       1994      1995       1994
                                     ----       ----      ----       ----
Net sales                            $732.5     $727.1  $2,519.8   $2,856.7
Cost of sales                        (564.9)    (526.2) (1,946.4)  (2,142.2)
Selling, general and
  administrative expenses (note 8)   (120.7)    (119.3)   (401.0)    (359.2)
Other income, net                       5.1        2.3       9.3        5.4
                                      -----      -----   -------    -------
Operating income                       52.0       83.9     181.7      360.7
                                      -----      -----   -------    -------
Interest income on investments,
  net (note 5)                         10.4        9.9      22.8       52.2
Interest expense on debt, net         (11.3)     (11.5)    (36.9)     (33.7)
                                      -----      -----   -------    -------
Interest, net                           (.9)      (1.6)    (14.1)      18.5
                                      -----      -----   -------    -------
Income before income taxes             51.1       82.3     167.6      379.2

Income taxes (note 6)                 (17.7)     (23.8)    (60.5)    (142.1)
                                      -----      -----   -------    -------
Net income                           $ 33.4     $ 58.5  $  107.1   $  237.1
                                      =====      =====   =======    =======


Earnings per common share            $  .52     $  .77  $   1.64   $   3.00
                                      =====      =====   =======    =======

     See accompanying notes to consolidated condensed financial statements.

CBS Inc. and subsidiaries
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Dollars in millions)
                                                      Nine months ended
                                                        September 30

                                                       1995       1994
Operating activities:                                  ----       ----
 Net income                                           $107.1   $  237.1
 Adjustments:
   Depreciation and amortization                        59.5       57.5
   Gain on sale of marketable securities, net           (5.5)      (1.2)
 Changes in assets and liabilities*:
   Accounts receivable                                   7.4       63.0
   Program rights, net                                 (66.9)       4.3
   Other, net                                          (31.0)       8.5
                                                       -----    -------
                                                        70.6      369.2
Investing activities:
 Marketable securities:
   Gross sales                                         406.0    1,767.8
   Gross purchases                                    (295.8)    (931.7)
   Liabilities for securities sold under
      repurchase agreements                            (21.3)    (271.1)
 Capital expenditures                                  (41.8)     (47.6)
 Major acquisitions                                   (106.8)
 Investment in joint ventures                          (45.5)
                                                       -----    -------
                                                      (105.2)     517.4
Financing activities:
 Repurchase of common stock                                    (1,138.3)
 Dividends to shareholders                             (23.3)     (29.7)
 Short-term debt                                        63.6      149.4
 Other, net                                             17.5        8.3
                                                       -----    -------
                                                        57.8   (1,010.3)

Net increase (decrease) in cash and cash equivalents    23.2     (123.7)

Cash and cash equivalents at beginning of period        15.3      173.4
                                                       -----    -------
Cash and cash equivalents at end of period            $ 38.5   $   49.7
                                                       =====    =======

   See accompanying notes to consolidated condensed financial statements.



 *Excludes effect of items included in Adjustments.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

Note 1. The accompanying unaudited consolidated condensed financial statements have been prepared by the Company pursuant to the rules of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments necessary for a fair presentation of financial position, results of operations and cash flows. There are no material adjustments other than those that are normal and recurring except for the adjustments discussed in notes 3, 8 and 9. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules. The Company believes that the disclosures made are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K, as amended, and subsequent quarterly filings, as amended.

Note 2. On August 1, 1995, the Company and Westinghouse Electric Corporation (Westinghouse) announced that Westinghouse had agreed to acquire all of the outstanding shares of the Company for a cash consideration of $81 per share. In addition, the Company's shareholders will receive a special payment which will be calculated at the rate of six percent per annum of the cash consideration commencing from August 31, 1995 until the closing of the transaction, less any dividends declared and payable by the Company for the period after August 1, 1995. The value of the transaction is expected to total approximately $5.4 billion. This agreement is subject to various regulatory approvals and the approval of the Company's shareholders (a special meeting of which is scheduled for November 16,1995).

Note 3. In September 1995, the Company and Westinghouse Broadcasting Company (Group W) formed a television station joint venture. In connection with the joint venture agreement, the Company transferred its interests in television stations WCAU-TV, Philadelphia, and WCIX (TV), Miami, to the joint venture.
As a result of these transfers, the Company reclassified the net assets of these stations, totalling $59.8 million, to investment in joint ventures. In addition, Group W transferred its interest in KYW-TV, Philadelphia, to the joint venture. Also, in the third quarter of 1995, pursuant to agreements originally entered into in the fall of 1994 with the National Broadcasting Company, Inc. (NBC), the joint venture acquired NBC's owned television station KCNC-TV, Denver; the principal FCC licenses, broadcasting tower and certain related assets of NBC's owned television station WTVJ (TV), Miami; and received $30.0 million in cash, in exchange for WCAU-TV and the principal FCC licenses, broadcasting tower and certain related assets of WCIX (TV). (The joint venture retained certain assets and liabilities of WCIX (TV).) In addition, as part of the agreement with NBC, the joint venture acquired an 88% interest in television station KUTV (TV), Salt Lake City, for $109.1 million, including the assumption of certain obligations. The Company contributed $43.3 million as its share of the cash needed for this acquisition.

In July 1995, the Company also formed a sales representation joint venture with Group W. The Company and Group W share equally in the profits and losses of the sales representation joint venture as well as the television station joint venture. However, Group W owns 51% of the voting interests of the managing general partners of the joint ventures, with the Company owning the remaining 49%.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)


The Company and Group W formed a production and distribution joint venture on October 31, 1995. Group W contributed its existing production and distribution businesses to the venture (together with all assets, liabilities and working capital relating thereto), while the Company contributed approximately $17.2 million. The Company is obligated (until five years from the date of formation) to make up to an aggregate amount of $25.0 million in further contributions to the joint venture to fund its production and development expenses, subject to Group W making equal contributions. The voting interests of this entity are equally owned by the Company and Group W and each such party shares equally in its profits and losses.


Note 4. In the third quarter of 1995, the Company acquired television station WPRI-TV (Providence) from Narragansett Television L.P. and television station WGPR-TV (Detroit) (now WWJ-TV) from WGPR, Inc., for $82.8 million and $24.0 million, respectively. These acquisitions were accounted for by the purchase method and the results of operations from the respective dates of acquisition are included in the accompanying financial statements. Had these acquisitions occurred on January 1, 1994, consolidated results of operations for 1995 and 1994 would not have been materially different. These acquisitions were funded in part by short-term borrowings. The increase in goodwill as of September 30, 1995 was due to these acquisitions.


Note 5. Investment income from marketable securities, classified as interest income on investments, net, consisted of the following (in millions):


                                       Three months           Nine months
                                     ended September 30    ended September 30
                                         1995     1994       1995     1994
                                         ----     ----       ----     ----
Interest income                          $ 5.2    $ 16.3     $15.3   $ 54.7
Dividend income                            1.7       1.4       5.0      5.1
Interest expense on repurchase
  agreements                               (.9)     (2.3)     (3.0)    (8.8)
Gross realized gains                       5.0      11.3       7.0     24.5
Gross realized losses                      (.6)    (16.8)     (1.5)   (23.3)
                                          ----     -----      ----    -----
                                         $10.4    $  9.9     $22.8   $ 52.2
                                          ====     =====      ====    =====


The cost of marketable securities sold was determined by specific identification.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

During the first nine months of 1995 there were no trading securities or securities held-to-maturity. The marketable securities as of September 30, 1995 consisted of the following (in millions):

                                          Fair       Unrealized Holding
                                          Value       Gains     Losses
                                          -----       -----     ------
U.S. Government and its Agencies          $118.9      $ 6.6       $ .1
Corporate securities:
  Equity                                    54.6        3.1         .8
  Debt                                      74.4         .2        1.8
Other securities                            29.0         .7         .3
                                           -----       ----        ---
                                          $276.9      $10.6       $3.0
                                           =====       ====        ===

The above unrealized holding gains and losses, net of income taxes of $3.1 million, are reflected as "Unrealized holding gains" in shareholders' equity.

In October 1995, the Company liquidated approximately $115.0 million of marketable securities for working capital requirements, paying down commercial paper and to fund the investment in the production and distribution joint venture with Group W (note 3).

Note 6. Total tax expense on income before income taxes for the nine months ended September 30, 1995 amounted to $60.5 million (an effective rate of 36.1%) compared with $142.1 million (an effective rate of 37.5%) for the comparable period in 1994. A reconciliation between the statutory Federal income tax rate and the Company's effective income tax rate as a percentage of income before income taxes is as follows:
                                              Nine months ended September 30
                                                      1995         1994
                                                      ----         ----
      Statutory Federal income tax rate                35.1%        35.1%
         Income from tax preference securities         (1.3)        (1.4)
         State and local taxes                          5.4          5.3
         State and local tax audit settlement                       (2.1)
         Other, net                                    (3.1)          .6
                                                       ----         ----
      Effective income tax rate                        36.1%        37.5%
                                                       ====         ====
Note 7. As of August 1, 1995, the mandatory redemption date of Series B Preference Stock, the remaining 280,000 shares of Series B Preference Stock were converted into 968,100 shares of the Company's common stock. In the first six months of 1995, the Company issued 2,143,650 shares of its common stock for the conversion of 620,000 shares of Series B Preference Stock. The difference between the carrying value of these converted shares and the par value of the common stock issued was credited to additional paid-in capital. In 1994, the Company issued 1,037,250 shares of its common stock from its treasury shares for the conversion of 300,000 shares of Series B Preference Stock. The difference between the carrying value of the shares converted in 1994 and the average cost of the treasury shares issued was charged to additional paid-in capital.

CBS Inc. and subsidiaries
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (continued)

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

Note 8. In the second quarter of 1995, the Company recorded a pretax charge of $32.3 million for staff reduction costs which included the costs related to an early retirement program (a special one-time opportunity for certain eligible employees to voluntarily retire early with increased benefits), contractual termination benefits for certain talent and staff employees who had pre-existing personal contracts, and other severance benefits. In the third quarter of 1995, the Company incurred $4.2 million in costs related to the plan of merger with Westinghouse.

Note 9. In the third quarter of 1995, the Company's operating income included a one-time benefit, related to program syndication, of approximately $8.0 million due to increased revenues reported to the Company by Viacom, Inc., as a result of Viacom's conforming its accounting policies related to libraries of television programming in connection with its merger with Paramount.
Viacom distributes in the United States and abroad certain television programs owned by the Company.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

On August 1, 1995, the Company and Westinghouse Electric Corporation (Westinghouse) announced that Westinghouse had agreed to acquire all of the outstanding shares of the Company for a cash consideration of $81 per share plus certain additional consideration depending upon the timing of the closing. The value of the transaction is expected to total approximately $5.4 billion. The agreement is subject to various regulatory approvals and the approval of the Company's shareholders at a special meeting to be held November 16, 1995
(note 2).

Operations
The Company's net sales in the third quarter of 1995 increased slightly compared with the prior year's third quarter. As a result of a decline in audience ratings, the Television Network's unit pricing fell in the primetime daypart. The decline in primetime sales was partially offset by improved unit pricing in the late night, daytime and sports dayparts. Net sales derived from program syndication increased significantly, reflecting in part a stepped-up level of internally produced television programming. Net sales decreased 12 percent for the first nine months of 1995 compared with the same period in 1994, due mainly to the absence of the Television Network's broadcast of the Olympic Winter Games and the National Football League post-season games, both of which aired in the first quarter of 1994, and a decline in primetime audience delivery in 1995.

The increase in cost of sales in the third quarter of 1995 compared with the same quarter in 1994 was due largely to costs related to the Television Network's higher revenues from program syndication and an increase in
compensation paid to its affliated television stations.   The decrease in cost
of sales for the first nine months of 1995 compared with the same period in 1994 was due primarily to the broadcast of the Olympic Winter Games in 1994.

The increase in selling, general and administrative expenses in the first nine months of 1995, compared with the same period in 1994, resulted mainly from a pretax charge in 1995 of $32.3 million for staff reduction costs, which included the costs related to an early retirement program (a special one-time opportunity for certain eligible employees to voluntarily retire early with increased benefits), contractual termination benefits for certain talent and staff employees who had pre-existing personal contracts, and other severance benefits. In the third quarter of 1995, the Company incurred $4.2 million in costs related to the plan of merger with Westinghouse.

In the third quarter of 1995 and for the first nine months of 1995, operating income at the Television Network Division decreased from the same periods in 1994 for the reasons noted above. At the Television Stations Division, operating income also declined in the third quarter of 1995 compared with the third quarter of 1994, due primarily to slowing demand for local television advertising in several major markets and weaker ratings performance, particularly in the primetime daypart. For the first nine months of 1995, compared with the same period in 1994, operating income declined as a result of the absence of the Network's coverage of the Olympic Winter Games which aired in 1994. During the third quarter of 1995, compared with the same period in 1994, the Radio Division reported lower operating earnings, despite an increase in sales, mainly as a result of sports rights fees. For the first nine months of 1995, compared with the same period in 1994, sales at the Radio Division increased, principally at the FM Radio Group, but operating income remained essentially the same. The Company's operating income also included a one-time benefit, related to program syndication, of approximately $8.0 million due to increased revenues reported to the Company by Viacom, Inc., in the third quarter of 1995, as a result of Viacom's conforming its accounting policies related to libraries of television programming in connection with its merger with Paramount. Viacom distributes in the United States and abroad certain television programs owned by the Company.

Interest, net, in the third quarter and for the first nine months of 1995, was an expense of $.9 million and $14.1 million, respectively, as compared with an expense of $1.6 million and income of $18.5 million in the same periods of 1994. Interest income declined because of the Company's repurchase of its common stock for $1.1 billion in cash in the third quarter of 1994.

The effective income tax rate for the third quarter of 1995 was higher than the comparable period in 1994 due principally to a favorable state and local tax audit settlement in 1994. The effective tax rate for the nine months ended September 30, 1995 was 36.1% compared with 37.5% for the same period in 1994. The tax provision for the 1995 period included anticipated tax audit benefits while the tax provision for the 1994 period included the tax audit settlements recorded in the third quarter of 1994, as noted above.

Net income for the third quarter and first nine months of 1995 was lower by 43 percent and 55 percent, respectively, compared with the same periods a year earlier. However, earnings per share for the third quarter and first nine months of 1995 were lower by only 32 percent and 45 percent, respectively, due to lower weighted average shares outstanding in 1995, which resulted from the Company's repurchase of 17.5 million shares of its common stock in September 1994.

Comparison of the results of the third quarter of 1995 with the second quarter of 1995 is not meaningful because of the seasonal nature of the Company's business.

Liquidity and capital resources:

During the nine months ended September 30, 1995, cash and cash equivalents increased by $23.2 million and marketable securities, net of repurchase agreements, decreased by $61.3 million, for a net decrease in liquid assets of $38.1 million. This decrease resulted primarily from cash outflows related to the acquisition of two television stations and an investment in a joint venture with Group W, partially offset by positive cash flows from operating activities (offset by capital expenditures and dividends paid to shareholders) and from additional short-term debt.

Year-to-date cash flows for 1995 and 1994 varied as follows:

      Operating activities:

      The $298.6 million lower cash flows in 1995, compared with the same period in 1994, were due primarily to lower earnings in 1995 and the cash flows related to program rights. The cash flow variance in program rights was due mainly to the broadcasts of the Olympic Winter Games and National Football League games in 1994 (for which payments were made in prior periods) partially offset by a lower scheduled payment made in 1995 compared with 1994 as part of the acquisition of rights to the 1998 Olympic Winter Games. Also, cash flows from accounts receivable in 1995 were lower, due primarily to lower fourth quarter sales in 1994 compared with the fourth quarter of 1993.

      Investing and financing activities:

      The variance in cash flows from investing and financing activities was due largely to the liquidation of the Company's marketable securities in connection with the repurchase of its common stock for $1.1 billion in the third quarter of 1994. Also, in 1995 the Company purchased two television stations and invested in a joint venture with Group W. These investments were funded from the liquidation of marketable securities and the incurrence of additional short-term debt.

The Company's liquid assets include the following (in millions):
                                                     As of
                                     September 30 December 31 September 30
                                         1995        1994          1994
                                         ----        ----          ----
Cash and cash equivalents               $ 38.5      $ 15.3       $  49.7
Marketable securities:
   Current                                46.3        86.9          35.9
   Noncurrent                            230.6       272.6         371.0
Liabilities for securities sold
   under repurchase agreements           (51.5)      (72.8)       (103.6)
                                         -----       -----        ------
                                        $263.9      $302.0       $ 353.0
                                         =====       =====        ======
In October 1995, the Company liquidated approximately $115.0 million of marketable securities for working capital requirements, paying down commercial paper and to fund the investment in the production and distribution joint venture with Group W (note 3).

                                   PART II
Item 1.  Legal Proceedings.

a. In Item 1 of Part I of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), Registrant reported that it had entered an Asset Purchase Agreement to acquire WGPR-TV, Detroit, Michigan from WGPR Inc. ("WGPR"). On October 27, 1994, Registrant and WGPR filed an application with the FCC for consent to the assignment of the broadcast license for the station to Registrant. Petitions to deny that application were separately filed on December 22, 1994 by Spectrum Detroit, Inc. ("Spectrum"), a Michigan corporation, and Alexander Serafyn ("Serafyn"), a resident of the Detroit area. The Spectrum petition alleged that Registrant had assumed premature control of the station in violation of the Communications Act by virtue of a local marketing agreement with the then-licensee of WGPR-TV pursuant to which Registrant was at that time programming the station. The Serafyn petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine. On January 17, 1995, Registrant filed a consolidated opposition to the petitions. On July 27, 1995, the FCC approved the assignment of the broadcast license for WGPR-TV to Registrant. Both Spectrum and Serafyn have appealed the FCC's decision to the United States Court of Appeals for the District of Columbia Circuit (the "D.C. Circuit"). In addition, Oleg Nikolyszyn, who opposed FCC approval of Registrant's acquisition of WPRI-TV, Providence, Rhode Island (see item b. below), filed an appeal of the FCC decision regarding WGPR-TV with the D.C. Circuit. Registrant has intervened in these appeals, which have been consolidated by the Court. On September 20, 1995, Registrant's acquisition of WGPR-TV (now WWJ-TV) was consummated.

b. In Item 1 of Part I of Registrant's Form 10-K for 1994 (under the caption "Material Licenses and Federal Regulation"), Registrant reported that it had entered into an Asset Purchase Agreement to acquire WPRI-TV, Providence, Rhode Island from Narragansett Television L.P. An application for consent to the assignment of the broadcast license for the station to Registrant was filed with the FCC on March 16, 1995. On April 26, 1995, Oleg Nikolyszyn, a resident of the Providence area, filed a petition to deny that application, to which Registrant filed an opposition. The petition was based on claims of intentional news distortion in a segment of the CBS News broadcast 60 MINUTES concerning anti-Semitism in the Republic of the Ukraine, and also argued that action on the application should be delayed pending the resolution of certain issues raised in petitions to deny Registrant's application to acquire WGPR-TV, Detroit (see item a. above). On June 22, 1995, the FCC staff approved the assignment of the broadcast license for WPRI-TV to Registrant, subject to whatever action, if any, the FCC might deem appropriate in light of its consideration of the issues raised in the WGPR proceeding. On June 29, 1995, Nikolyszyn filed with the FCC staff a petition for reconsideration and motion for stay, to which Registrant filed an opposition on July 6, 1995. Subsequently, in granting the WGPR-TV assignment application described in item a. above, the FCC removed the condition which it had previously placed on its grant of the WPRI-TV assignment application. Registrant's acquisition of WPRI-TV was consummated on September 10, 1995.

c. On June 1, 1995, Registrant filed a timely application to renew the broadcast license for WARW(FM), Bethesda, Maryland. On September 1, 1995, the Ukrainian Congress Committee of America, Inc. ("UCCA") filed a competing application for authority to operate a new non-commercial FM radio station on WARW's frequency, which is mutually exclusive with Registrant's application to renew the WARW(FM) broadcast license. On September 29, 1995, Registrant filed a petition to dismiss the UCCA application on the ground, inter alia, that the application failed to specify a transmitter site for UCCA's proposed station, and did not make the showing necessary to qualify for a presumption that the WARW site would be available. UCCA filed an opposition to Registrant's petition on October 10, 1995, and Registrant filed a reply on October 20, 1995. In addition, on September 20, 1995, UCCA and Alexander Serafyn filed with the FCC a petition to revoke the broadcast licenses held by Registrant, and to deny Registrant's application for renewal of the WARW broadcast license, based on alleged misrepresentations by Registrant to the FCC regarding responses to viewer mail concerning the CBS News 60 MINUTES broadcast relating to anti-Semitism in the Republic of the Ukraine. Registrant plans shortly to file a response to this petition.

d. The Registrant, the individual members of its Board of Directors and, in certain instances, Westinghouse Electric Corporation ("Westinghouse") and its Chairman and Chief Executive Officer, Michael H. Jordan, have been named as defendants in the following eight lawsuits filed in the Supreme Court of the State of New York, New York County: Carol B. Miller IRA Account v. CBS (date filed: July 18, 1995); Roger B. Minkoff v. CBS (July 28, 1995); Moise Katz v. CBS (August 1, 1995); Max Grill v. CBS (August 1, 1995); William Stevens v. CBS (August 1, 1995); John Stack v. CBS (August 2, 1995); Kenneth Steiner v. CBS (August 2, 1995); and Ron Stern v. CBS (August 3, 1995). In these proceedings, the plaintiffs, on behalf of themselves and other shareholders of the Registrant, primarily assert that (i) the individual members of the Registrant's Board of Directors have failed to act in such a manner so as to maximize shareholder value, including by failing to properly consider and solicit other bids for the Registrant, and have acted according to their own personal interests, instead of consistent with the fiduciary obligations they owe to the Registrant's shareholders, and (ii) the merger of the Registrant with Westinghouse does not provide sufficient value to the Registrant and its shareholders, especially in light of the Registrant's current financial condition and prospects for future growth and the trading prices for the Registrant's Common Stock immediately prior to announcement of the merger of the Registrant into Westinghouse. Certain of the plaintiffs also allege that Westinghouse and Mr. Jordan aided and abetted the foregoing alleged failures and breaches of the Registrant's directors. The plaintiffs seek primarily to enjoin the merger with Westinghouse and that the Registrant conduct an auction to maximize shareholder value, as well as an order imposing a "voting trust" on the shares controlled by the directors, unquantified damages and other equitable relief (including certain declaratory relief and that the Registrant disclose certain information before completing any change of control transaction). The Registrant has consulted with counsel and believes that each of these lawsuits is without merit and, accordingly, will have no adverse affect on the Registrant or the merger with Westinghouse.

e. On August 3, 1995, an application (the "Application") was filed with the Federal Communications Commission for consent to the transfer of control of all broadcast licenses held by Registrant to Westinghouse. Timely petitions to deny the Application were filed by the Office of Communication of the United Church of Christ, et al. ("OCC"), Spectrum Detroit, Inc. ("Spectrum") and Alexander J. Serafyn ("Serafyn"). The OCC petition contended, in substance, that Westinghouse's requests for certain waivers of the FCC's national and local broadcast ownership rules in connection with the Application should not be granted in the absence of a commitment by Westinghouse to present at least three hours per week of educational and informational children's programming on the CBS Television Network and to donate five-minute blocks of prime time to presidential candidates during national election years. On September 20, l995, Westinghouse filed an opposition to the OCC petition. On such date, OCC and the other parties to its petition also filed a request with the FCC that the petition be dismissed, citing an announcement by Westinghouse of its plans to increase the amount of educational and informational children's programming on the CBS Television Network. The Spectrum and Serafyn petitions contend that the FCC should deny or withhold action on or conditionally grant the Application pending the disposition of appeals which they have filed with the United States Court of Appeals for the District of Columbia Circuit from the FCC's approval of the Registrant's acquisition of WGPR-TV, Detroit, Michigan (now WWJ-TV). Westinghouse and Registrant have filed oppositions to the Spectrum and Serafyn petitions.

f. Various other legal actions, governmental proceedings and other claims (including those relating to environmental investigations and remediation resulting from the operations of discontinued businesses) are pending or, with respect to certain claims, unasserted.

Item 6.  Exhibits and Reports on Form 8-K

a. Filed herewith as Exhibit 11 is a statement regarding the computation of earnings per common share and as Exhibit 12 is a computation of consolidated ratio of earnings to fixed charges.

b. Registrant filed a report on Form 8-K, dated August 1, 1995, reporting that on such date Registrant entered into an Agreement and Plan of Merger (the "Merger Agreement") with Westinghouse Electric Corporation, a Pennsylvania corporation ("Westinghouse"), and Group W Acquisition Corp., a New York corporation ("Sub"), pursuant to which Sub will merge with and into Registrant (the "Merger"). As a result of the Merger, the outstanding shares of Registrant's common stock, par value $2.50 per share ("Registrant Common Stock"), will be converted into the right to receive $81 per share, in cash, plus an additional amount equal to 6% per annum of such purchase price beginning on August 31, 1995, less any dividends declared and payable by Registrant for the period after August 1, 1995. The Merger is conditioned upon, among other things, approval by holders of 66 2/3% of the Registrant Common Stock (a special meeting of the Company's shareholders is scheduled for November 16, 1995) and upon receipt of certain regulatory and governmental approvals. The Merger Agreement is attached as Exhibit 2 to such Form 8-K.

                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CBS Inc.
                                        (Registrant)


Date:  November 2, 1995             By: S/Peter W. Keegan
                                        Peter W. Keegan
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Principal Financial and
                                        Accounting Officer)